Form 10QSB
period 1996-08-31
MEDA INC
filed 1996-10-15
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996


                           Commission File No. 0-21816


                                   MEDA, INC.
                 (Name of small business issuer in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)






                                   93-1116123
                     (I.R.S. Employer Identification Number)






                              15845 SW 72nd Avenue
                             Portland, Oregon 97224
          (Address of principal executive offices, including zip code)

                                 (503) 639-1500
                           (Issuer's telephone number)



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1996 there were 1,776,816 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

                                   MEDA, INC.

                                      Index


Part I.   Financial Information

     Item 1.   Financial Statements                                   2
            Consolidated Balance Sheets                               3
            Consolidated Statements of Operations                     4
            Consolidated Statements of Stockholders' Equity           5
            Consolidated Statements of Cash Flows                     6
            Notes to Consolidated Financial Statements                7

     Item 2.   Management's Discussions and Analysis of
            Financial Condition and Results of Operations             8


Part II.    Other Information

     Item 1.   Legal Proceedings                                      11
     Item 6.   Exhibits and Reports on Form 8-K                       11

Signatures                                                            12

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                   MEDA, INC.
                           For the First Quarter Ended
                                 August 31, 1996

MEDA, INC.
CONSOLIDATED BALANCE SHEETS



                                                                 August 31,        May 31,
Assets                                                              1996             1996
                                                               -----------      -----------
                                                                 Unaudited

Current Assets:
  Cash                                                         $   239,789      $     9,887
 Trade accounts receivable, less allowance for doubtful          1,610,575        1,651,918
    accounts of $133,135 and $126,982
  Inventories:
     Raw Materials                                                 840,198          808,680
     Work in Process                                                 5,338            9,167
     Finished Goods                                                573,497          604,902
  Deferred Tax Asset                                                98,000           98,000
  Prepaid expenses                                                  42,724           49,583
                                                               -----------      -----------
     Total Current Assets                                        3,410,121        3,232,137


Property, plant and equipment - net                              1,308,538        1,358,854
Intangible assets - net                                             12,459           10,122
Other assets                                                        71,415           66,623
                                                               -----------      -----------

          Total Assets                                         $ 4,802,533      $ 4,667,736
                                                               ===========      ===========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                             $ 1,502,044      $ 1,416,515
  Accrued salaries and wages                                       199,408          151,546
  Accounts payable - related parties                                 6,470            6,440
  Other accrued liabilities                                        294,712          291,742
  Notes payable - related parties                                  277,368          280,770
  Bank line of credit                                            1,156,939        1,106,761
  Current portion of borrowings - related party                     54,776                -
  Current portion of borrowings                                    184,661          231,561
                                                               -----------      -----------
     Total Current Liabilities                                   3,676,378        3,485,335
                                                               -----------      -----------


Borrowings, less current portion                                   877,120          941,964
                                                               -----------      -----------


Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                      -                -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends         605,040          592,974
  Common stock, $.01 par value; authorized 2,000,000 shares,
    issued and outstanding 1,776,816 shares                         17,768           17,768
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                           2,116            2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                     -                -
  Additional Paid In Capital                                       144,701          144,701
  Accumulated Deficit                                             (520,590)        (517,122)
                                                               -----------      -----------
     Total Stockholders' Equity                                    249,035          240,437
                                                               -----------      -----------
          Total Liabilities and Stockholders' Equity           $ 4,802,533      $ 4,667,736
                                                               ===========      ===========


                 See notes to consolidated financial statements

MEDA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS





                                              For The Three Months Ended
                                                      August 31
                                                1996             1995
                                            ------------     ------------
                                                               Unaudited

Net sales                                   $ 3,240,712      $ 3,539,216

Cost of goods sold                            2,024,913        2,491,609
                                            ------------     ------------

     Gross profit                             1,215,799        1,047,607

Selling, general, and
  administrative expenses                     1,147,213        1,082,454
                                            ------------     ------------

Operating income (loss)                          68,586          (34,847)

Other (income) expense:
  Interest expense                               67,197           69,038
  Other                                         (11,417)         (44,373)
                                            ------------     ------------
     Total other expense                         55,780           24,665
                                            ------------     ------------

Income (loss) before income taxes                12,806          (59,512)

Income tax expense                               (4,208)                       -
                                            ------------     ------------

Net Income (loss)                                 8,598          (59,512)
                                            ============     ============

Net loss per common share after
        accreted preferred stock dividends:       (0.00)           (0.04)
                                            ============     ============


































                 See notes to consolidated financial statements

MEDA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                         Class A                                            Retained
                                                       Convertible                 Class B    Additional    Earnings
                                                        Preferred       Common     Common       Paid-in   (Accumulated
                                                         Shares         Shares     Shares       Capital      Deficit)      Total
                                                       ----------    ----------    ---------  ----------  -----------  ----------



Balance, May 31, 1995                                  $ 580,820     $  14,497     $  2,116   $       -   $(673,623)   $ (76,190)
     Common stock returned and canceled                        -           (27)           -          27           -            -
Preferred Stock dividends accreted                        49,500             -            -           -     (49,500)           -
     Stock issued to employees                                 -         1,870            -      68,255           -       70,125
     1995 401K match                                           -           432            -      40,069           -       40,501
     Conversion of accreted dividends to Common Stock    (37,346)          996            -      36,350           -            -
     Net income                                                -             -            -           -      206,001     206,001
                                                       ----------    ----------    ---------  ----------  -----------  ----------

Balance, May  31, 1996                                 $ 592,974     $  17,768     $  2,116   $ 144,701   $ (517,122)  $ 240,437
                                                       ==========    ==========    =========  ==========  ===========  ==========


Balance, May 31, 1996                                  $ 592,974     $  17,768     $  2,116   $ 144,701   $ (517,122)  $ 240,437
     Preferred Stock dividends accreted                   12,066             -            -           -      (12,066)          -
     Net income                                                -             -            -           -        8,598       8,598
                                                       ----------    ----------    ---------  ----------  -----------  ----------
Balance, August 31, 1996 (unaudited)                   $ 605,040     $  17,768     $  2,116   $ 144,701   $ (520,590)  $ 249,035
                                                       ==========    ==========    =========  ==========  ===========  ==========









































                 See notes to consolidated financial statements

MEDA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          For The Three Months Ended
                                                                                   August 31
                                                                              1996            1995
                                                                          -----------     ----------
                                                                                         Unaudited
Cash Flows from Operating Activities:
    Net  income (loss)                                                    $    8,598      $ (59,512)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
    Depreciation and amortization                                             67,764         89,207
    Gain on sale of equipment                                                      -         (4,277)
    Changes in:
      Accounts receivable                                                     41,343        206,949
      Inventories                                                              3,716        128,731
      Other assets                                                            (1,394)        56,306
      Accounts payable and accrued liabilities                               137,712       (191,083)
                                                                          -----------    -----------
       Total adjustments                                                     249,141        285,833
                                                                          -----------    -----------
    Net cash provided by operating activities                                257,739        226,321

Cash Flows from Investing Activities:
  Proceeds from sale of assets                                                     -         12,317
  Purchase of property, plant and equipment                                  (16,324)       (16,088)

    Net cash used in investing activities                                    (16,324)        (3,771)

Cash Flows from Financing Activities:
  Proceeds from issuance of notes payable                                    127,167          6,310
  Repayment of demand notes                                                  (72,515)      (149,611)
  Repayment of long-term debt and bank credit line                           (66,165)       (53,113)
                                                                          -----------    -----------
    Net cash used in financing activities                                    (11,513)      (196,414)
                                                                          -----------    -----------
Increase in cash                                                             229,902         26,136

Cash at beginning of period                                                    9,887         30,539
                                                                          ------------    ----------

Cash at end of period                                                     $   239,789     $  56,675
                                                                          ============    ==========


Supplemental Disclosures:
  Interest paid                                                           $    53,471     $  59,940
  Income tax paid                                                               2,134         1,071
  Non Cash Items:
    Preferred stock dividends accreted                                         12,066        12,684
    Accounts payable exchanged for long-term debt and notes payable             1,321             -
    Accounts payable exchanged for capital stock issued to employees                -        69,750



















                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.     Financial Statements

  The  accompanying  unaudited  consolidated  financial  statements  include the accounts of Meda, Inc. and its wholly-owned subsidiary, Prepared Media Laboratory, Inc. (the "Company"). The Company produces and sells diagnostic microbiology products to customers in the microbiology testing industry, principally hospital and healthcare-related laboratories throughout the United States and Canada.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at August 31, 1996, and for the periods then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1996, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

  Reclassifications - Certain reclassifications have been made to the fiscal 1996 financial statements to conform to the fiscal 1997 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended August 31, 1996 Compared to August 31, 1995

  Net sales for the three months ended August 31, 1996 decreased approximately 8% to $3,240,712 from $3,539,216 during the same period a year ago. The Company recorded net income of $8,598 for the first quarter compared to a net loss of $59,512 during the same period a year ago. The net income was less than $0.01 per share for the three months ended August 31, 1996 compared to a net loss of $0.04 per share during the same period a year ago. The Company's return to profitability in its seasonally low first quarter reflects the significant improvements that have been made in reducing both manufacturing costs and operating costs as the Company continues the turnaround process started in January 1995.

  The decrease in sales was due in part to a loss of business from hospital buying groups because of their increased use of national purchasing organizations (NPOs). For many products, including microbiology disposables, NPOs contract with a single large manufacturer or distributor, and provide financial incentives for member hospitals to use only that manufacturer or distributor as their prime source. The Company has, however, made up for much of these lost sales in the industrial microbiology market, and with increased sales of specialty products not included in NPO contracts.

  Gross profit improved to 37.5% of net sales in the three months ended August 31, 1996 compared to 29.6% in the prior year. This improvement results from decreased sales of lower margin commodity-type products and increased sales of higher margin specialty products, improved operating efficiencies resulting in lower scrap and outdates, lower material costs, a small price increase effective January 1996, and a reclassification of corporate quality assurance and product development from COGS to operating expense. Management believes that there have been no other changes in its sales or operations that would materially affect gross profit. The Company continues to experience pricing pressure resulting from competition and from other cost containment measures in the health care industry, but it has been working to adjust its product mix and marketing focus towards less competitive, higher profit, products and markets.

  Selling, general and administrative expense increased in absolute dollars and as a percentage of net sales. These expenses were 35.4% for the three months ended August 31, 1996 compared to 30.6% in the same period a year ago. Approximately 40% of this increase was due to the reclassification of corporate quality assurance and government compliance from COGS to operating expense. The remaining increase came from the June 1996 reinstatement of two thirds of the pay cut taken by all employees in January 1995 plus the salaries of a newly hired CEO as well as a Vice President of Marketing. However, these increases were partially offset by the termination of the turnaround consultant and a further reduction in the Company's freight expense resulting from fewer backorders and negotiation of better freight rates. Most other expense categories remained relatively consistent both as a percentage of sales and in total dollars.


  Total other expense increased to 1.7% of sales in the first quarter of this year compared to 0.7% in the first quarter of last year. Interest expense for the first three months remained nearly constant for both years, while Canadian exchange fluctuations accounted for nearly the entire increase. In the first quarter of this year the Company experienced only a $443 Canadian currency exchange rate gain compared to more than a $50,000 Canadian currency exchange rate gain in the first three months of last year. Exchange gains or losses cannot be forecasted with any degree of accuracy.

  The Company's current line of credit has a maturity date of March 15, 1997 and the interest rate has been increased from prime plus 2% to prime plus 3% effective September 16, 1996. To offset increased interest expense, the Company is currently seeking alternative financing sources. However, there is no assurance that the Company can obtain other financing or financing with terms acceptable to the Company.

  Due to the Company's unused net operating loss from prior years, the Company will not experience any significant income tax expense for an indeterminate time. The income tax expense shown on the Consolidated Statements of Operations reflects minimum tax expense in those States and Provinces which require minimum tax even when a net loss occurs.

Liquidity and Capital Resources

  The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At August 31, 1996 the Company had negative working capital of $266,257 compared with negative working capital of $253,198 at May 31, 1996. The ratio of current assets to current liabilities was .93 at August 31, 1996 compared to .93 at May 31, 1996. Quick liquidity (current assets less inventories to current liabilities) was .54 at August 31, 1996 and .52 at May 31, 1996.

  The twelve-month average collection period for trade receivables was fifty days at August 31, 1996, compared with fifty-four days at May 31, 1996.

  Net cash provided by operating activities was $257,739 in the first three months of fiscal 1997 compared with $226,321 in the same period a year ago. Net cash used in investing activities was $16,324 in the first three months of fiscal 1997, compared with $3,771 used by the Company in investing activities in the same period of 1996. These expenditures were all for purchases of property, plant and equipment. Financing activities used cash of $11,513 as the result of repayment of debt in the first three months of fiscal 1997. This was a $184,901 decrease from the $196,414 used in financing activities in the same period of fiscal 1996.

  The Company has negotiated with its bank a line of credit that has a current maturity date of March 15, 1997. The line of credit was recently extended for a six month term. The line of credit is secured by substantially all of the assets of the Company. The available amount under the line of credit is based upon 80% of the eligible accounts receivable at the end of the reporting period, not to exceed $1.6 million. The rate of interest charged on the line is prime plus 3%. The repayment of the loan is primarily out of the Company's receivable collections. Although the Company is actively seeking a bank to replace its current bank, there is no assurance that the Company can obtain other financing or financing with terms acceptable to the Company.

  Because the Company was in arrears with many vendors and had insufficient cash available to bring vendor accounts current, on May 1, 1995 the Company sent a Vendor Repayment Plan to all suppliers who had unpaid invoices over 60 days. This letter asked vendors to accept one of three payment options, two of which involved converting their accounts to a term note. Vendor response has been good, with the majority of the vendors (both in dollars and numbers) having accepted an option. The Company has already made the first two scheduled payments with interest and continues to communicate with vendors who have not yet made a selection in hopes of convincing them to accept a repayment plan.

  The Company may require additional capital to finance current operations, make enhancements to or expansions of its manufacturing capacity, in accordance with its business strategy, or for additional working capital, for inventory and accounts receivable. The Company may also seek additional funds through public or private debt or through bank borrowings. No assurances can be given that future financings will be available with terms acceptable to the Company. Without such future financing, the Company's ability to finance its growth will be severely limited.

  The Company's borrowing structure at August 31, 1996 was as follows:

Third Party Long Term Borrowings:
                                                                       Long-Term  Current-Portion
  Wells Fargo Revolving credit at prime plus 3%, due March 15, 1997    $    -          $1,156,939
  Wells Fargo 8% note, due March 1998                                     49,025           71,894
  Wells Fargo Note payable at prime plus 1.25%, due January 1998            -              21,021
  Capital Lease Obligations, due now through July 1999                    69,938           38,850
  6% Note, due May 2005                                                   80,000           10,000
  Trade A/P converted to notes payable at 6%, due February 2001          495,272           42,896
                                                                       ---------     ------------


  Total third party long term borrowings                               $ 694,235     $  1,341,600

Related Party Long Term Borrowings:

  Ron Torland Note payable at 10% due January 1997                          -              10,000
  Ron Torland Note payable at prime plus 1%due December 1999              35,821           11,679
  Mary Brown 8% Note due May 2000                                         69,662           22,535
  Joanne Johnson Notes at 6% due February 2001                            77,402           10,562
                                                                       ---------      -----------
  Total related party long term borrowings                             $ 182,885      $    54,776

Related Party Notes Payable Borrowings:

  Demand Notes                                                         $    -         $   277,368
                                                                       ---------      -----------
Total long term and notes payable borrowings                           $ 877,120      $ 1,673,744
                                                                       =========      ===========

II.  OTHER INFORMATION

Item 1. Legal Proceedings

  The Company has filed one lawsuit relating to amounts owing the Company. In the event the Company is not successful in its action, the operating results will not be affected.

Item 4. Submission of Matters to a  Vote of Security Holders

  During the quarter ended August 31, 1996, no matters were submitted to a vote of the shareholders of the Company.

Item 6. Exhibits and Reports on Form 8-K

  As mentioned in the Company's Form 10 KSB for the fiscal year ended May 31, 1996, the Company dismissed its former accountant, Deloitte & Touche LLP, on May 15, 1996, and retained its new accountant Price Waterhouse LLP on May 21, 1996. Subsequent to the paper filing of Form 8-K, the company was requested to file the same information via the EDGAR system during the first quarter ended August 31, 1996.

  6.1  Exhibit 6.1 is a statement on computation of per share income (loss).

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MEDA, INC.
                                       (Registrant)



Date:  October 15, 1996                By: /s/ Kenneth L. Minton
       --------------------                -------------------------------
                                           Kenneth L. Minton
                                           President and Chief Executive Officer

MEDA, INC.
Exhibit 6.1





                                                     For The Three Months Ended
                                                              August 31
                                                         1996          1995
                                                     -----------   ------------


Net  income (loss)                                  $     8,598   $     (59,512)
Preferred stock dividends accreted                      (12,066)        (12,934)
                                                    ===========   ==============
Net loss after accretion of dividends               $    (3,468)  $     (72,446)
                                                    ===========   ==============


Average number of common shares outstanding           1,776,816       1,469,993
Average number of Class B common stock outstanding      211,551         211,551
Average effect of common stock equivalents               36,035            -
                                                    -----------   --------------

Average number of total shares outstanding            2,024,402       1,681,544
                                                    ===========   ==============


Net loss per common share                           $     (0.00)  $       (0.04)
                                                    ===========   ==============