Form 10QSB
period 1996-11-30
MEDA INC
filed 1997-01-14
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996


                           Commission File No. 0-21816


                                   MEDA, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)



             Delaware                                   93-1116123
  -------------------------------      ---------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)


                              15845 SW 72nd Avenue
                             Portland, Oregon 97224
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (503) 639-1500
                           ---------------------------
                           (Issuer's telephone number)



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of December 31, 1996 there were 1,776,816 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

                                   MEDA, INC.

                                      Index


Part I.   Financial Information

          Item 1.     Financial Statements                                 2
                      Consolidated Balance Sheets                          3
                      Consolidated Statements of Operations                4
                      Consolidated Statements of Stockholders' Equity      5
                      Consolidated Statements of Cash Flows                6
                      Notes to Consolidated Financial Statements           7

          Item 2.     Management's Discussions and Analysis of
                      Financial Condition and Results of Operations        8


Part II.  Other Information

          Item 1.     Legal Proceedings                                    11
          Item 4.     Submission of Matters to a Vote of Security Holders  11
          Item 6.     Exhibits and Reports on Form 8-K                     11

          Signatures                                                       12

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                   MEDA, INC.
                          For the Second Quarter Ended
                                November 30, 1996

MEDA, INC.
CONSOLIDATED BALANCE SHEETS



                                                                      November 30,          May 31,
Assets                                                                    1996               1996
                                                                      ------------       ------------
                                                                        Unaudited
Current Assets:
  Cash                                                                $   407,417        $     9,887
 Trade accounts receivable, less allowance for doubtful                 1,610,199          1,651,918
    accounts of $170,465 and $126,982
  Inventories:
     Raw Materials                                                        790,729            808,680
     Work in Process                                                            -              9,167
     Finished Goods                                                       551,950            604,902
  Deferred Tax Asset                                                       98,000             98,000
  Prepaid expenses                                                         65,340             49,583
                                                                      ------------       ------------
     Total Current Assets                                               3,523,635          3,232,137
                                                                      ------------       ------------

Property, plant and equipment - net                                     1,248,805          1,358,854
Intangible assets - net                                                    11,443             10,122
Other assets                                                               84,649             66,623
                                                                      ------------       ------------

          Total Assets                                                $ 4,868,532        $ 4,667,736
                                                                      ============       ============


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                    $ 1,309,040        $ 1,416,515
  Accrued salaries and wages                                              261,487            151,546
  Accounts payable - related parties                                        4,210              6,440
  Other accrued liabilities                                               313,794            291,742
  Notes payable - related parties                                         273,917            280,770
  Bank line of credit                                                   1,276,523          1,106,761
  Current portion of borrowings - related parties                          54,776             54,776
  Current portion of borrowings                                           176,190            176,785
                                                                      ------------       ------------
     Total Current Liabilities                                          3,669,937          3,485,335
                                                                      ------------       ------------


Borrowings- related parties - less current portion                        176,124            127,077
Borrowings - less current portion                                         662,717            814,887
                                                                      ------------       ------------
Borrowings, less current portion                                          838,841            941,964
                                                                      ------------       ------------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                             -                  -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                617,106            592,974
  Common stock, $.01 par value; authorized 2,000,000 shares,
    issued and outstanding 1,776,816 shares                                17,768             17,768
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                  2,116              2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                            -                  -
  Additional Paid In Capital                                              144,701            144,701
  Accumulated Deficit                                                    (421,937)          (517,122)
                                                                      ------------       ------------
     Total Stockholders' Equity                                           359,754            240,437
                                                                      ------------       ------------
          Total Liabilities and Stockholders' Equity                  $ 4,868,532        $ 4,667,736
                                                                      ============       ============


                 See notes to consolidated financial statements

MEDA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For The Three Months Ended            For The Six Months Ended
                                                               November 30                           November 30
                                                          1996               1995               1996               1995
                                                      ------------       ------------       ------------       ------------
                                                                 Unaudited                             Unaudited

Net sales                                             $ 3,386,393        $ 3,533,709        $ 6,627,105        $ 7,072,925

Cost of goods sold                                      2,036,363          2,334,237          4,061,276          4,825,846
                                                      ------------       ------------       ------------       ------------

     Gross profit                                       1,350,030          1,199,472          2,565,829          2,247,079

Selling, general, and
  administrative expenses                               1,166,831          1,099,336          2,314,044          2,181,790
                                                      ------------       ------------       ------------       ------------

Operating income                                          183,199            100,136            251,785             65,289

Other (income) expense:
  Interest expense                                         69,793             83,424            136,990            152,462
  Other                                                      (169)            27,072            (11,586)           (17,301)
                                                      ------------       ------------       ------------       ------------
     Total other expense                                   69,624            110,496            125,404            135,161
                                                      ------------       ------------       ------------       ------------

Income (loss) before income taxes                         113,575            (10,360)           126,381            (69,872)

Income tax expense                                          2,856              1,004              7,064              1,004
                                                      ------------       ------------       ------------       ------------

Net Income (loss)                                         110,719            (11,364)           119,317            (70,876)
                                                      ============       ============       ============       ============

Net Income (loss) per common share after accreted
   preferred stock dividends:                                0.05              (0.01)              0.05              (0.05)
                                                      ============       ============       ============       ============






                 See notes to consolidated financial statements

MEDA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                              Retained
                                                          Class A                  Class B    Additional      Earnings
                                                        Convertible      Common    Common      Paid-in      (Accumulated
                                                      Preferred Shares   Shares    Shares      Capital         Deficit)      Total
                                                      ----------------  ---------  --------   -----------   ------------  ----------

Balance, May 31, 1995                                  $   580,820      $ 14,497   $ 2,116    $        -     $ (673,623)  $ (76,190)
     Common stock returned and canceled                          -           (27)        -            27              -           -
     Preferred Stock dividends accreted                     49,500             -         -             -        (49,500)          -
     Stock issued to employees                                   -         1,870         -        68,255              -      70,125
     1995 401K match                                             -           432         -        40,069              -      40,501
     Conversion of accreted dividends to Common Stock      (37,346)          996         -        36,350              -           -
     Net income                                                  -             -         -             -        206,001     206,001
                                                      ----------------  ---------  --------   -----------   ------------  ----------
Balance, May  31, 1996                                 $   592,974      $ 17,768   $ 2,116    $  144,701     $ (517,122)  $ 240,437
                                                      ================  =========  ========   ===========   ============  ==========


Balance, May 31, 1996                                  $   592,974      $ 17,768   $ 2,116    $  144,701     $ (517,122)  $ 240,437
     Preferred Stock dividends accreted                     24,132             -         -             -        (24,132)          -
     Net income                                                  -             -         -             -        119,317     119,317
                                                      ----------------  ---------  --------   -----------   ------------  ----------
Balance, November 30, 1996 (unaudited)                 $   617,106      $ 17,768   $ 2,116    $  144,701     $ (421,937)  $ 359,754
                                                      ================  =========  ========   ===========   ============  ==========









                 See notes to consolidated financial statements

MEDA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For The Six Months Ended
                                                                                       November 30
                                                                                  1996             1995
                                                                              ------------     ------------
                                                                                            Unaudited
Cash Flows from Operating Activities:
     Net  income (loss)                                                       $   119,317      $   (70,876)
     Adjustments to reconcile net income (loss) to
            net cash provided by (used in) operating activities:
         Depreciation and amortization                                            135,225          175,033
         Gain on sale of equipment                                                      -           (4,277)
         Changes in:
            Accounts receivable                                                    41,719          220,648
            Inventories                                                            80,070           98,049
            Other assets                                                          (37,366)          16,501
            Accounts payable and accrued liabilities                               28,267          (81,834)
                                                                              ------------     ------------
              Total adjustments                                                   247,915          424,120
                                                                              ------------     ------------
         Net cash provided by operating activities                                367,232          353,244

Cash Flows from Investing Activities:
     Proceeds from sale of assets                                                       -           12,317
     Purchase of property, plant and equipment                                    (22,914)         (24,841)

                                                                              ------------     ------------
         Net cash used in investing activities                                    (22,914)         (12,524)

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable and bank credit line               1,053,247        1,414,000
     Repayment of notes payable and bank credit line                             (890,932)      (1,590,966)
     Repayment of long-term debt                                                 (109,103)        (115,484)
                                                                              ------------     ------------
         Net cash provided by (used in) financing activities                       53,212         (292,450)
                                                                              ------------     ------------
Increase in cash                                                                  397,530           48,270

Cash at beginning of period                                                         9,887           30,539
                                                                              ------------     ------------

Cash at end of period                                                         $   407,417      $    78,809
                                                                              ============     ============


Supplemental Disclosures:
     Interest paid                                                                130,731      $   131,366
     Income tax paid                                                                5,626            1,168
     Non Cash Items:
         Preferred stock dividends accreted                                        24,132           25,368
         Accounts payable exchanged for long-term debt and notes payable            5,979          514,826
         Accounts payable exchanged for capital stock issued to employees               -           69,750



                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1.   Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of Meda, Inc. and its wholly-owned subsidiary, PML Microbiologicals, Inc., formally known as Prepared Media Laboratory, Inc., (the "Company"). The Company produces and sells diagnostic microbiology products to customers in the microbiology testing industry, principally hospital and healthcare-related laboratories throughout the United States and Canada.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at November 30, 1996, and for the periods then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1996, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the six month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

     Reclassifications - Certain reclassifications have been made to the fiscal 1996 financial statements to conform to the fiscal 1997 presentation. Such reclassifications did not have any effect on the net income reported in fiscal 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Six Months Ended November 30, 1996 Compared to November 30, 1995

     Net sales for the six months ended November 30, 1996 decreased approximately 6% to $6,627,107 from 7,072,925 during the same period a year ago. The 6% decrease in net sales reflects a favorable trend as the decline in the first quarter was 8% compared to just a 4% decline in the second quarter when compared to the same periods from a year ago. The Company recorded net income of $119,317 for the first six months compared to a net loss of $70,876 during the same period a year ago. The net income was $0.05 per share for the first six months ended November 30, 1996 compared to a net loss of $0.05 per share during the same period a year ago. The Company's return to profitability in its seasonally low first six months reflects the significant improvements that have been made in reducing both manufacturing costs and operating costs as the Company continues the turnaround process started in January 1995.

     The decrease in sales was due in part to a loss of business from hospital buying groups because of their increased use of group purchasing organizations
(GPOs). For many products, including microbiology disposables, GPOs contract with a single large manufacturer or distributor, and provide financial incentives for member hospitals to use only that manufacturer or distributor as their prime source. The Company has, however, made up for much of these lost sales in the industrial microbiology market, and with increased sales of specialty products not included in GPO contracts.

     Gross profit improved to 38.7% of net sales in the six months ended November 30, 1996 compared to 31.8% in the prior year. This improvement results from decreased sales of lower margin commodity-type products and increased sales of higher margin specialty products, improved operating efficiencies resulting in lower scrap and outdates, lower material costs, a small price increase effective January 1996, and a reclassification of corporate quality assurance and product development from cost of goods sold to operating expense. Management believes that there have been no other changes in its sales or operations that would materially affect gross profit. The Company continues to experience pricing pressure resulting from competition and from other cost containment measures in the health care industry, but it has been working to adjust its product mix and marketing focus towards less competitive, higher profit, products and markets.

     Selling, general and administrative expense increased in absolute dollars and as a percentage of net sales. These expenses were 34.9% for the six months ended November 30, 1996 compared to 30.8% in the same period a year ago. Approximately 40% of this increase was due to the reclassification of corporate quality assurance and government compliance from cost of goods sold to operating expense. The remaining increase came from the June 1996 reinstatement of two thirds of the pay cut taken by all employees in January 1995 plus the salaries of a newly hired CEO, a Vice President of Marketing and a Vice President of Operations. However, these increases were partially offset by the termination of the turnaround consultant and a further reduction in the Company's freight expense resulting from fewer backorders and negotiation of better freight rates. Most other expense categories remained relatively consistent both as a percentage of sales and in total dollars.

     Total other expense stayed constant at 1.9% of sales in the first six months of this year compared to 1.9% in the first six months of last year. Other expense consists mainly of interest expense and Canadian currency exchange gain or loss. Exchange gains or losses cannot be forecasted with any degree of accuracy.

     The Company's bank line of credit was extended for six months on September 16, 1996 with a maturity date of March 15, 1997 and the interest rate was increased from prime plus 2% to prime plus 3%. Due to the increase in the interest rate, the Company negotiated a larger and more favorable four year financing agreement with another lender effective December 1, 1996. The new financing agreement includes interest at prime plus 2.5% (which will decrease each year if certain financial ratios are met) and also allows the

Company to borrow against both equipment and inventory as well as Accounts Receivable. Proceeds from the new financing agreement were used to pay off all outstanding debt from the prior lender and will provide additional funds for growth. The Company believes the improvement in available cash financing will allow it to achieve significant manufacturing cost efficiencies and much needed improvements in MIS systems which were not possible under its previous loan agreement. Management expects any investments made in these areas will payback in one to two years.

     Due to the Company's unused net operating loss from prior years, the Company will not experience any significant income tax expense for an indeterminate time. The income tax expense shown on the Consolidated Statements of Operations reflects minimum tax expense in those States and Provinces which require minimum tax even when a net tax loss occurs.

Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At November 30, 1996 the Company had negative working capital of $146,302 compared with negative working capital of $253,198 at May 31, 1996. The ratio of current assets to current liabilities was .96 at November 30, 1996 compared to .93 at May 31, 1996. Quick liquidity (current assets less inventories to current liabilities) was .59 at November 30, 1996 and .52 at May 31, 1996.

     The twelve-month average collection period for trade receivables was fifty days at November 30, 1996, compared with fifty-four days at May 31, 1996.

     Net cash provided by operating activities was $367,232 in the first six months of fiscal 1997 compared with net cash used of $353,244 in the same period a year ago. Net cash used in investing activities was $22,914 in the first six months of fiscal 1997, compared with $12,524 used by the Company in investing activities in the same period of 1996. These expenditures were all for purchases of property, plant and equipment. Financing activities provided cash of $53,212 in the first six months of fiscal 1997 as the net result of draws on the bank credit line and repayments on notes payable and the bank credit line. This compares to cash used of $292,450 from financing activities in the same period of fiscal 1996. The 1996 amount included more repayments of notes payable than draws on the bank credit line

     The Company has negotiated a new bank line of credit effective December 1, 1996 that has a current maturity date of November 30, 2000. Proceeds from the new line were used to pay off all debt from the previous bank lender and provides additional funds to finance future growth and cost reductions. This new line of credit is secured by substantially all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of the reporting period, not to exceed $2.5 million. The Company also borrowed $400,000 on December 1, 1996, under a new four year term loan secured by eligible operating equipment. The rate of interest charged on the line is prime plus 2.5% and can decrease each year if the Company meets certain financial ratios. This loan is to be repaid primarily out of the Company's receivable collections and other cash provided by operating activities.

     In fiscal 1995, the Company was in arrears with many vendors and had insufficient cash available to bring vendor accounts current. On May 1, 1995, the Company sent a Vendor Repayment Plan to all suppliers who had unpaid invoices over 60 days. This letter asked vendors to accept one of three payment options, two of which involved converting their accounts to a term note. Vendor response has been good, with the majority of the vendors (both in dollars and numbers) having accepted an option. In the first six months of fiscal 1996 and fiscal 1997, $514,826 and $5,979 of accounts payable were exchanged for long term debt and notes payable. The Company has already made the first three scheduled payments with interest and continues to communicate with vendors who have not yet made a selection in hopes of convincing them to accept a repayment plan.

     The Company's borrowing structure at November 30, 1996 was as follows:

Third Party Long Term Borrowings:

                                                                      Long-Term    Current-Portion
                                                                     -----------     ------------
     Revolving credit line at prime plus 3%, due March 15, 1997      $       -       $ 1,276,523
     Note payable at 8%, due March 1998                                 29,753            71,894
     Note payable at prime plus 1.25%, due January 1998                      -            13,681
     Capital Lease Obligations, due now through July 1999               61,220            37,684
     Note payable at 6%, due May 2005                                   80,000            10,000
     Trade A/P converted to notes payable at 6%, due February 2001     491,827            42,931
                                                                     -----------     ------------

     Total third party long term borrowings                          $  662,800      $ 1,452,713
                                                                     -----------     ------------

Related Party Long Term Borrowings:

     Ron Torland Note payable at 10% due January 1997                        -            10,000
     Ron Torland Note payable at prime plus 1% due December 1999        35,821            11,679
     Mary Brown 8% Note due May 2000                                    64,220            22,535
     Joanne Johnson Notes at 6% due February 2001                       76,000            10,562
                                                                     -----------     ------------

     Total related party long term borrowings                        $ 176,041       $    54,776
                                                                     -----------     ------------

Related Party Notes Payable Borrowings:

     Demand Notes                                                    $       -           273,917
                                                                     -----------     ------------
Total long term and notes payable borrowings                         $  838,841      $ 1,781,406
                                                                     -----------     ------------

II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company was awarded a judgment on the only lawsuit it had relating to amounts owing the Company. However, prior to being able to collect the amount awarded, the defendant filed for bankruptcy protection. This amount was fully reserved in prior years and, in the event the Company is not successful in collecting its account, the current year operating results will not be affected. There are no material claims pending or threatened against the Company.

Item 4. Submission of Matters to a  Vote of Security Holders

     During the quarter ended November 30, 1996, the Company held its annual meeting on November 21, 1996. The following directors were elected at this meeting.

NAME:                          VOTES FOR           VOTES AGAINST        ABSTAIN

Kenneth L. Minton                957,521                     0            1,250
Ron Torland                      211,551                     0                0
Craig Montgomery                 211,551                     0                0
Doug Johnson                     211,551                     0                0

Other items voted on at this meeting were the following:

Appoint Price Waterhouse LLP as
     independent auditors for year
     ended May 31, 1997       1,169,072                    125            1,125

Change name from Meda, Inc.
     to PML, Inc.             1,170,072                    125              125

Increase authorized common shares from
     2,000,000 to 2,500,000   1,169,072                  1,125              125


Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended November 30, 1996.

     6.1  Exhibit 6.1 is a statement on computation of per share income (loss).

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MEDA, INC.
                                      (Registrant)


Date:    January 14, 1997              By: /s/ Kenneth L. Minton
         ----------------                  ---------------------
                                           Kenneth L. Minton
                                           President and Chief Executive Officer

MEDA, INC.
Exhibit 6.1

                                                           For The Three Months Ended        For The Six Months Ended
                                                                    November 30                      November 30
                                                               1996             1995            1996             1995
                                                           -----------      -----------     -----------      -----------
Net  income (loss)                                         $  110,719       $  (11,364)     $  119,317       $  (70,876)
Preferred stock dividends accreted                            (12,066)         (12,434)        (24,132)         (25,368)
                                                           -----------      -----------     -----------      -----------
Net loss after accretion of dividends                      $   98,653       $  (23,798)     $   95,185       $  (96,244)
                                                           ===========      ===========     ===========      ===========

Average number of common shares outstanding                  1,776,816       1,552,432       1,776,816        1,552,432
Average number of Class B common stock outstanding             211,551         211,551         211,551          211,551
Average effect of common stock equivalents                      75,000               -          55,518                -
                                                           -----------      -----------     -----------      -----------

Average number of total shares outstanding                  2,063,367        1,763,983       2,043,885        1,763,983
                                                           ===========      ===========     ===========      ===========

Net loss per common share                                  $     0.05       $    (0.01)     $     0.05       $    (0.05)
                                                           ===========      ===========     ===========      ===========