Form 10QSB
period 1997-02-28
MEDA INC
filed 1997-04-11
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549





                                   FORM 10-QSB





                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997


                           Commission File No. 0-21816


                                    PML, INC.
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

                                 (503) 639-1500
                           ---------------------------
                           (Issuer's telephone number)




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---  ---
As of April 11, 1997 there were 1,776,816 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

                                    PML, INC.

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

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                           For the Third Quarter Ended
                                February 28, 1997

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                      February 28,        May 31,
Assets                                                                   1997              1996
                                                                     -------------     -------------
                                                                       Unaudited
Current Assets:
  Cash                                                               $     73,359      $      9,887
 Trade accounts receivable, less allowance for doubtful                 1,709,667         1,651,918
    accounts of $140,191 and $126,982
  Inventories:
     Raw Materials                                                        699,555           808,680
     Work in Process                                                            -             9,167
     Finished Goods                                                       647,449           604,902
  Deferred Tax Asset                                                       98,000            98,000
  Prepaid expenses                                                         95,412            49,583
                                                                     -------------     -------------
     Total Current Assets                                               3,323,442         3,232,137
                                                                     -------------     -------------

Property, plant and equipment - net                                     1,298,841         1,358,854
Intangible assets - net                                                    13,441            10,122
Other assets                                                              102,583            66,623
                                                                     -------------     -------------

          Total Assets                                               $  4,738,307      $  4,667,736
                                                                     =============     =============


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                   $  1,059,466      $  1,416,515
  Accrued salaries and wages                                              240,536           151,546
  Accounts payable - related parties                                        5,590             6,440
  Other accrued liabilities                                               386,269           291,742
  Notes payable - related parties                                         248,532           280,770
  Bank line of credit                                                   1,003,534         1,106,761
  Current portion of borrowings - related parties                          66,403            54,776
  Current portion of borrowings                                           189,331           176,785
                                                                     -------------     -------------
     Total Current Liabilities                                          3,199,661         3,485,335
                                                                     -------------     -------------


Borrowings- related parties, less current portion                         179,762           127,077
Borrowings, less current portion                                          898,757           814,887
                                                                     -------------    --------------
Total Borrowings, less current portion                                  1,078,519           941,964
                                                                     -------------    --------------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                             -                 -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                629,172           592,974
  Common stock, $.01 par value; authorized 2,000,000 shares,
    issued and outstanding 1,776,816 shares                                17,768            17,768
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                  2,116             2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                            -                 -
  Additional Paid In Capital                                              144,701           144,701
  Accumulated Deficit                                                    (333,630)         (517,122)
                                                                     -------------     -------------
     Total Stockholders' Equity                                           460,127           240,437
                                                                     -------------     -------------

          Total Liabilities and Stockholders' Equity                 $  4,738,307      $  4,667,736
                                                                     =============     =============

                 See notes to consolidated financial statements

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                                           For The Three Months Ended           For The Nine Months Ended
                                                February 28 & 29                     February 28 & 29
                                             1997              1996               1997             1996
                                         -------------     -------------      -------------    -------------
                                                    Unaudited                           Unaudited
Net sales                                $  3,280,227      $  3,335,007       $  9,907,332     $ 10,407,932

Cost of goods sold                          1,919,280         2,046,396          5,980,556        6,872,242
                                         -------------     -------------      -------------    -------------

     Gross profit                           1,360,947         1,288,611          3,926,776        3,535,690

Selling, general, and
  administrative expenses                   1,175,452         1,114,161          3,489,496        3,295,951
                                         -------------     -------------      -------------    -------------

Operating income                              185,495           174,450            437,280          239,739

Other (income) expense:
  Interest expense                             73,064            72,555            210,054          225,017
  Other                                         9,794           (14,918)            (1,792)         (32,219)
                                         -------------     -------------      -------------    -------------
     Total other expense                       82,858            57,637            208,262          192,798
                                         -------------     -------------      -------------    -------------

Income before income taxes                    102,637           116,813            229,018           46,941

Income tax expense                              2,264               264              9,328            1,268
                                         -------------     -------------      -------------    -------------

Net Income                               $    100,373      $    116,549       $    219,690     $     45,673
                                         -------------     -------------      -------------    -------------

Net Income per common share after
   accreted preferred stock dividends:   $       0.04      $       0.06       $       0.09     $       0.01
                                         =============     =============      =============    =============











                 See notes to consolidated financial statements

PML, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                      Class A                                            Retained
                                                    Convertible                 Class B   Additional     Earnings
                                                     Preferred     Common       Common     Paid-in     (Accumulated
                                                       Shares      Shares       Shares     Capital        Deficit)       Total
                                                    -----------  -----------  -----------  -----------  -----------   -----------

Balance, May 31, 1995                               $  580,820   $   14,497   $    2,116   $        -   $ (673,623)   $  (76,190)
  Common stock returned and canceled                         -          (27)           -           27            -             -
  Preferred Stock dividends accreted                    49,500            -            -            -      (49,500)            -
  Stock issued to employees                                  -        1,870            -       68,255            -        70,125
  1995 401K match                                            -          432            -       40,069            -        40,501
  Conversion of accreted dividends to Common Stock     (37,346)         996            -       36,350            -             -
  Net income                                                 -            -            -            -      206,001       206,001
                                                    -----------  -----------  -----------  -----------  -----------   -----------
Balance, May  31, 1996                              $  592,974   $   17,768   $    2,116   $  144,701   $ (517,122)   $  240,437
                                                    ===========  ===========  ===========  ===========  ===========   ===========


Balance, May 31, 1996                               $  592,974   $   17,768   $    2,116   $  144,701   $ (517,122)   $  240,437
  Preferred Stock dividends accreted                    36,198            -            -            -      (36,198)            -
  Net income                                                 -            -            -            -      219,690       219,690
                                                    -----------  -----------  -----------  -----------  -----------   -----------
Balance, February 28, 1997 (unaudited)              $  629,172   $   17,768   $    2,116   $  144,701   $ (333,630)   $  460,127
                                                    ===========  ===========  ===========  ===========  ===========   ===========










                 See notes to consolidated financial statements

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For The Nine Months Ended
                                                                                 February 28 & 29
                                                                               1997            1996
                                                                           ------------    ------------
                                                                                    Unaudited
Cash Flows from Operating Activities:
  Net  income                                                              $   219,690     $    45,673
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
  Depreciation and amortization                                                204,497         241,355
  Loss (Gain) on sale of equipment                                              13,183         (14,207)
  Changes in:
     Accounts receivable                                                       (57,749)        407,309
     Inventories                                                                75,745         135,856
     Other assets                                                              (88,503)         81,869
     Accounts payable and accrued liabilities                                 (174,383)       (274,114)
                                                                           ------------    ------------
      Total adjustments                                                        (27,210)        578,068
                                                                           ------------    ------------
    Net cash provided by operating activities                                  192,480         623,741

Cash Flows from Investing Activities:
  Proceeds from sale of assets                                                  16,517          28,371
  Purchase of property, plant and equipment                                   (170,789)        (34,563)
                                                                           ------------    ------------
    Net cash used in investing activities                                     (154,272)         (6,192)

Cash Flows from Financing Activities:
  Proceeds from issuance of notes payable and bank credit line               3,554,760         263,953
  Repayment of notes payable and bank credit line                           (3,666,052)       (603,158)
  Proceeds from issuance of long-term debt                                     505,082         905,107
  Repayment of long-term debt                                                 (368,526)     (1,057,914)
                                                                           ------------    ------------
    Net cash provided by (used in) financing activities                         25,264        (492,012)
                                                                           ------------    ------------
Increase in cash                                                                63,472         125,537

Cash at beginning of period                                                      9,887          30,539
                                                                           ------------    ------------
Cash at end of period                                                      $    73,359     $   156,076
                                                                           ============    ============

Supplemental Disclosures:
  Interest paid                                                            $   330,099     $   194,346
  Income tax paid                                                               13,191           1,268
  Non Cash Items:
    Preferred stock dividends accreted                                          36,138          37,434
    Accounts payable exchanged for long-term debt and notes payable              5,981         609,548
    Accounts payable exchanged for capital stock issued to employees                 -          69,750





                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of PML, Inc., formerly known as Meda, Inc., and its wholly-owned subsidiary, PML Microbiologicals, Inc., formally known as Prepared Media Laboratory, Inc., (the "Company"). The Company produces and sells diagnostic microbiology products to customers in the microbiology testing industry, principally hospital and healthcare- related laboratories throughout the United States and Canada. In addition, the Company has developed a line of sterility testing products for the pharmaceutical and biotechnology industries. This new product offering will be expanded to include general microbiology media and Quality Control microorganisms.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at February 28, 1997, and for the periods then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1996, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the nine month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the full year.

     RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal 1996 financial statements to conform to the fiscal 1997 presentation. Such reclassifications did not have any effect on the net income reported in fiscal 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Nine Months Ended February 28, 1997 Compared to February 29, 1996

     Net sales for the nine months ended February 28, 1997 decreased approximately 4.8% to $9,907,332 from $10,407,932 during the same period a year ago. However, for the third quarter net sales decreased just $54,780 or approximately 1.6% when compared to the third quarter of the previous year. The decrease in sales was due in part to a loss of business from hospital buying groups because of their increased use of group purchasing organizations (GPOs). For many products, including microbiology disposables, GPOs contract with a single large manufacturer or distributor, and provide financial incentives for member hospitals to use only that manufacturer or distributor as their prime source. The Company has, however, made up for much of these lost sales in the industrial microbiology market, and with increased sales of specialty products not included in GPO contracts. Management is very encouraged with this favorable trend showing that the net sales erosion of the past few years has nearly stopped.

     Gross profit improved to 39.6% of net sales in the nine months ended February 28, 1997 compared to 34.0% in the prior year. This improvement results from decreased sales of lower margin commodity-type products and increased sales of higher margin specialty products, improved operating efficiencies resulting in lower scrap and outdates, lower material costs, a small price increase effective January 1996, a revaluation of U.S. finished goods inventory of about $75.8 thousand, and a reclassification of corporate quality assurance and product development from cost of goods sold to operating expense. Management believes that there have been no other changes in its sales or operations that would materially affect gross profit. The Company continues to experience pricing pressure resulting from competition and from other cost containment measures in the health care industry, but it has been working to adjust its product mix and marketing focus towards less competitive, higher profit, products and markets.

     Selling, general and administrative expense increased in absolute dollars and as a percentage of net sales. These expenses were 35.2% for the nine months ended February 28, 1997 compared to 31.7% in the same period a year ago. Approximately 50% of this increase was due to the reclassification of corporate quality assurance and government compliance from cost of goods sold to operating expense. The remaining increase came from the June 1996 reinstatement of two thirds of the pay cut taken by all employees in January 1995 plus the salaries of a newly hired CEO, a Vice President of Marketing and a Vice President of Operations. However, these increases were partially offset by the termination of the turnaround consultant and a further reduction in the Company's freight expense resulting from fewer backorders and negotiation of better freight rates. Most other expense categories remained relatively consistent both as a percentage of sales and in total dollars.

     Total other expense increased to 2.1% of sales in the first nine months of this year compared to 1.9% in the first nine months of last year. Other expense consists mainly of interest expense and Canadian currency exchange gain or loss. Exchange gains or losses cannot be forecasted with any degree of accuracy.

     The Company recorded net income of $219,690 for the first nine months compared to net income of $45,673 during the same period a year ago. The net income was $0.09 per share for the first nine months ended February 28, 1997 compared to net income of $0.01 per share during the same period a year ago. The Company's improved profitability in the first nine months of this fiscal year reflects the significant improvements that have been made in reducing both manufacturing costs and operating costs as the Company continues the turnaround process started in January 1995.

     As a result of the Company's unused net operating loss from prior years, the Company will not experience any significant income tax expense for an indeterminate time. The income tax expense shown on the Consolidated Statements of Operations reflects minimum tax expense in those States and Provinces which require minimum tax even when a net tax loss occurs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At February 28, 1997 the Company had positive working capital of $123,781 compared with negative working capital of $253,198 at May 31, 1996. The ratio of current assets to current liabilities improved to 1.04 at February 28, 1997 compared to .93 at May 31, 1996. Quick liquidity (current assets less inventories to current liabilities) was .62 at February 28, 1997 and .52 at May 31, 1996.

     The twelve-month average collection period for trade receivables improved to 49.3 days at February 28, 1997, compared with fifty-four days at May 31, 1996.

     Net cash provided by operating activities was $192,480 in the first nine months of fiscal 1997 compared with net cash provided of $623,741 in the same period a year ago. Approximately $543,165 of the cash provided in fiscal 1996 was from the collection of past due Accounts Receivable and better inventory control of raw materials. In fiscal 1997, the entire operating cash increase was from net income. Net cash used in investing activities was $154,272 in the first nine months of fiscal 1997, compared with $6,192 used by the Company in investing activities in the same period of 1996. These expenditures were mainly for purchases of property, plant and equipment including an integrated MIS reporting system which is scheduled to be in place by June 1, 1997. Financing activities provided cash of $25,264 in the first nine months of fiscal 1997 as the net result of draws on the bank credit line and repayments on notes payable and the bank credit line. This compares to cash used of $492,012 from financing activities in the same period of fiscal 1996. The 1996 amount included more repayments of notes payable than draws on the bank credit line

     Due to a September 16, 1996 increase in the interest rate charged by our former lender, the Company negotiated a larger and more favorable four year financing agreement with another lender effective December 1, 1996. The new financing agreement includes interest at prime plus 2.5% (which will decrease each year if certain financial ratios are met) and also allows the Company to borrow against both equipment and inventory as well as Accounts Receivable.
Proceeds from the new financing agreement were used to pay off all outstanding debt from the prior lender and will provide additional funds for growth. The Company believes the improvement in available cash financing will allow it to achieve significant manufacturing cost efficiencies and much needed improvements in MIS systems which were not possible under its previous loan agreement. Management expects any investments made in these areas will payback in one to two years.

     As part of the financing agreement, the Company obtained a new bank line of credit that has a current maturity date of November 30, 2000. This new line of credit is secured by substantially all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. The Company also borrowed $400,000 on December 1, 1996, under a new four year term loan secured by eligible operating equipment. The rate of interest charged on the line is prime plus 2.5% and will decrease each year if the Company meets certain financial ratios. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities.

     In fiscal 1995, the Company was in arrears with many vendors and had insufficient cash available to bring vendor accounts current. On May 1, 1995, the Company sent a Vendor Repayment Plan to all suppliers who had unpaid invoices over 60 days. This letter asked vendors to accept one of three payment options, two of which involved converting their accounts to a term note. Vendor response has been good, with the majority of the vendors (both in dollars and numbers) having accepted an option. In the first nine months of fiscal 1996 and fiscal 1997, $609,548 and $5,981 of accounts payable were exchanged for long term debt and notes payable. The Company has already made the first four scheduled payments with interest and continues to communicate with vendors who have not yet made a selection in hopes of convincing them to accept a repayment plan.

The Company's borrowing structure at February 28, 1997 was as follows:

Third Party Long Term Borrowings:

                                                                    Long-Term      Current-Portion
                                                                   ------------    ---------------
  Revolving credit line at prime plus 2.5%, due November 30, 2000  $         -     $    1,003,534
  Note payable at prime plus 2.5% due November 30, 2000                283,332            100,000
  Capital Lease Obligations, due now through July 1999                  52,751             36,434
  Note payable at 6%, due May 2005                                      80,000             10,000
  Trade A/P converted to notes payable at 6%, due February 2001        482,674             42,897
                                                                   ------------    ---------------

  Total third party long term borrowings                           $   898,757     $    1,192,865
                                                                   ------------    ---------------

Related Party Long Term Borrowings:

  Ethel Wildt Note payable at prime plus 1% due November 1998            9,452             11,627
  Ron Torland Note payable at 10% due January 1998                           -             10,000
  Ron Torland Note payable at prime plus 1% due December 1999           35,821             11,679
  Mary Brown 8% Note due May 2000                                       59,912             22,535
  Trade A/P converted to notes payable at 6% due February 2001          74,577             10,562
                                                                   ------------    ---------------

  Total related party long term borrowings                         $   179,762     $       66,403
                                                                   ------------    ---------------

Related Party Notes Payable Borrowings:

  Demand Notes                                                     $         -     $      248,532
                                                                   ------------    ---------------

Total long term and notes payable borrowings                       $ 1,078,519     $    1,507,800
                                                                   ------------    ---------------

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no material or substantive claims pending or threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders


     There were no matters submitted to a vote of shareholders during the quarter ended February 28, 1997. The change in name of the Company from Meda, Inc. to PML, Inc., approved by the shareholders in November 1996, was completed during the current quarter.


Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended February 28, 1997.

     6.1  Exhibit 6.1 is a statement on computation of per share income.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PML, INC.
                                     (Registrant)


Date:    April 11, 1997               By:  /s/ Kenneth L. Minton
         -----------------------           ---------------------
                                           Kenneth L. Minton
                                           President and Chief Executive Officer

PML, INC.
Exhibit 6.1



                                                         For The Three Months Ended    For The Nine Months Ended
                                                              February 28 & 29              February 28 & 29
                                                             1997          1996            1997          1996
                                                         ------------  ------------    ------------  ------------

Net  Income                                              $   100,373   $   116,549     $   219,690   $    45,673
Preferred stock dividends accreted                           (12,066)      (12,066)        (36,198)      (37,434)
                                                         ------------  ------------    ------------  ------------
Net Income after accretion of dividends                  $    88,307   $   104,483     $   183,492   $     8,239
                                                         ============  ============    ============  ============

Average number of common shares outstanding                1,776,816     1,635,677       1,776,816     1,580,079
Average number of Class B common stock outstanding           211,551       211,551         211,551       211,551
Average effect of common stock equivalents                    90,105             -          67,047             -
                                                         ------------  ------------    ------------  ------------
Average number of total shares outstanding                 2,078,472     1,847,228       2,055,414     1,791,630
                                                         ============  ============    ============  ============

Net Income per common share                              $      0.04   $      0.06     $      0.09   $      0.01
                                                         ============  ============    ============  ============