Form 10KSB
period 1997-05-31
MEDA INC
filed 1997-08-28
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-KSB




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

                           Commission File No. 0-21816

                                    PML, INC.
                 (Name of small business issuer in its charter)



           Delaware                                    93-1116123
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                              27120 SW 95TH Avenue
                            Wilsonville, Oregon 97070
          (Address of principal executive offices, including zip code)

                                 (503) 570-2500
                           (Issuer's telephone number)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X    No
              ---

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   Yes  X    No
                        ---

Revenues for the most recent fiscal year:  $13,319,120

The aggregate market value of voting Common Stock held by non affiliates (based on the closing sales price on the NASD Electronic Bulletin Board) on August 28, 1997 was approximately $988,000.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.    Yes  X   No
                                                                     ---

As of August 28, 1997, there were 1,776,816 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

Documents incorporated by reference:  N/A

                                    PML, INC.
                                FORM 10-KSB INDEX



                                     Part I                                Page
                                     ------                                ----

Item 1.   Description of Business                                            2

Item 2.   Description of Properties                                          6

Item 3.   Legal Proceedings                                                  6

Item 4.   Submission of Matters to a Vote of Security Holders                6

                                  Part II
                                  -------

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                             7

Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       7


Item 7.   Financial Statements and Supplementary Data                    10 &
                                                                        F1-F18

Item 8.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       10

                                 Part III
                                 --------

Item 9.   Directors, Executive Officers, Promoters and Control Personnel;
             Compliance with Section 16(a) of the Exchange Act              11

Item 10.  Executive Compensation                                            12

Item 11.  Security Ownership of Certain Beneficial Owners and Management    13

Item 12.  Certain Relationships and Related Transactions                    14

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   14

                                    PML, INC.

                         1997 FORM 10-KSB ANNUAL REPORT


                                     PART I


Item 1.  Description of Business


General

      PML, Inc., (the company), formerly known as Meda, Inc., was formed on September 3, 1991 by Monogenesis Corporation. It was inactive until it acquired all of the issued and outstanding stock of PML Microbiologicals, Inc., formerly known as Prepared Media Laboratory, Inc. (PML), on December 4, 1992 in return for shares of its stock. The Company currently does all of its business through PML, and references herein to "PML" and "the Company" are used interchangeably. In early 1997, the name of the parent and operating companies were changed from Meda, Inc. to PML, Inc. and from Prepared Media Laboratory , Inc. to PML Microbiologicals, Inc., respectively.

      PML, which has been in business since 1969, researches, develops, manufactures, tests and distributes a wide array of biological products which are used to test for and diagnose various conditions, illnesses and contaminants. Its products include the following: prepared culture media; monophasic and biphasic blood culture systems; enzyme-based rapid identification kits, disks and strips; identification reagents in ampules and dropper bottles; environmental systems for non-aerobic organisms; bacteriology and parasitology stains; inoculating loops and transport swabs; parasitology transport and specimen processing kits; and lyophilized organisms.

      PML markets to both the clinical market (diagnosis of diseases in humans) and to the industrial market (environmental and sterility testing). Typical customers for PML's clinical products are hospitals, clinics, and wholesalers that market to hospitals and clinics. PML's industrial customers include pharmaceutical companies, biotech research facilities, and food and water testing labs.

Products

      PML's product line consists of diagnostic products and supporting materials used by both clinical and industrial microbiologists. Its diagnostic products include, among other items, prepared culture media in Petri dishes, tubes and bottles for use in culturing and differentiating organisms from specimens; various kits, disks and strips for rapid identification of organisms; microdilution ("MIC") panels for determining the minimum inhibitory concentration of antibiotics which may be used against the cultured organisms; and various identification stains and reagents. Supporting materials include inoculating loops for inoculating the specimen into culture media; transport media for keeping specimens viable until they are delivered to the laboratory; lyophilized control organisms, for quality control and training; gas generating systems, for providing the proper gaseous environment for culturing organisms; swabs for collecting specimens; and various fixatives and preservatives.

      The majority of PML's products have a defined shelf life ranging from as little as a few weeks for media in Petri dishes to six months or more for products in test tubes or bottles. Most products require refrigeration to prevent premature deterioration. and some products are stored and shipped frozen. Most products can be shipped by common carrier overnight without special protective packaging except in extreme temperatures. Some products, such as general laboratory reagents, contain hazardous chemicals and require special storage, packaging, and shipping. See "Governmental Regulation."

Marketing

      PML markets its products primarily in the United States and Canada through its internal sales organization and through a network of distributors. PML's customers include both clinical and industrial microbiology laboratories. Hospital and private medical laboratories plus doctor's offices and clinics make up most of the clinical market. The industrial market includes food and drug packagers, food and water testing labs, and pharmaceutical and biotechnology research firms. The veterinary market is also a growing segment.

      Based upon management's research and derived from sources which management believes to be reliable, the clinical microbiology market exceeds $1 billion annually in the United States. The industrial market is estimated to be in excess of $100 million and growing. The prepared culture media segment of the clinical microbiology market is estimated at over $200 million. The balance of this market consists of products such as viral identification kits, mainly hepatitis and AIDS; bacteriology identification test kits; and automated microbiology systems.

      Although prepared culture media represents only a modest portion of the total microbiology products market, these products are some of the most basic and essential tools used by microbiologists. Despite technological advances, conventional culture media is among the cheapest and most reliable methods for identification of microorganisms. Product differentiation between various suppliers of prepared culture media typically shows only minimal differences; price and service are generally the key variables, and culture media tends to be a very competitive market. PML maintains a strong presence in this product line because of its overwhelming importance to microbiologists and the proven value of PML's service philosophy in gaining and keeping customers. PML's main marketing strategy is to acquire and/or develop newer technological products that can be sold in conjunction with conventional culture media Marketing selected products at the national, regional and international level is another successful strategy.

      In addition, PML intends to increase its focus on the industrial microbiology market, which is growing at a faster pace than the clinical market. In Fiscal 1997, the Company's sales in the industrial segment increased substantially, and the Company is optimistic about further increases in Fiscal 1998.

Distribution of Products

      To address service, shipping, and shelf life requirements, PML has established a number of distribution centers in or near the following metropolitan areas of the United States and Canada: Portland, Oregon; Sacramento, California; Providence, Rhode Island; Vancouver, British Columbia; and Toronto (Mississauga), Ontario. Each distribution center includes temperature-controlled storage areas and a full inventory of routinely-ordered products. Each distribution center receives the bulk of its inventory from the nearest PML production plant on a weekly basis with specialty (products other than routine prepared culture media commercially available from most suppliers) and distributed products coming from the Wilsonville plant, a Portland, Oregon suburb. PML typically ships a complete customer order within twenty-four to forty-eight hours of receipt of the order. For larger customers, such as major hospital laboratories, PML often delivers its products directly to the customer's lab in its own delivery vehicles. Shipments to smaller or more remote customers are made by common carrier, e.g. United Parcel Service or Federal Express.

Manufacturing

      At present, the majority of PML's sales consist of products it manufactures itself; primarily a prepared culture media in Petri dishes, tubes and bottles. The manufacturing process is essentially a mixing, filling and packaging operation. The culture medium itself is a blend of powdered nutrients which typically include beef and soy byproducts; agar, a seaweed derivative used as a gelling agent; and other nutritional or diagnostic substances such as animal blood. For Petri dishes, the powdered nutrients are blended and rehydrated, and the resulting liquid is sterilized in pressure vessels and aseptically dispensed into presterilized plastic Petri dishes. As the medium cools it gels into a semi-solid state and is then packaged for sale. Tubed and bottled media are prepared in a similar manner except that these products are usually sterilized after they are dispensed.

      With the exception of small batches, PML produces most of its products on custom-designed semi-automated production equipment. For example, empty Petri dishes are loaded into a filling machine where automated dispensing pumps fill a measured amount of culture medium into each dish. The dish moves onto a refrigerated cooling conveyer where gelling occurs; then, it is stacked and packaged. The finished products are stored in a quarantine area until quality control testing is complete and the batch is approved for distribution.

      PML maintains a quality control laboratory in each of its manufacturing plants as part of its Total Quality Assurance program. The quality control lab tests raw material samples prior to purchase, and tests representative samples from each production batch for sterility, pH, color, and general appearance, as well as the growth of the microorganisms that the product is designed to culture.

      In addition to culture media, PML produces a variety of ancillary products such as stains, reagents, microdilution MIC panels, animal blood products, and a variety of chemical solutions used by other production departments. The manufacturing process for certain of PML's ancillary products such as stains, reagents, and other chemical solutions generates a small amount (50 to 100 gallons per year) of hazardous materials which consist primarily of organic solvents and heavy metal salts. PML hires licensed hazardous waste disposal companies for the disposal of these materials at a nominal cost. See "Governmental Regulation."

Suppliers

      PML's largest suppliers provide Petri dishes, blood and plastic packaging material which are available from a number of sources in the United States and Canada. During the past year, the Company has reduced its purchases of dehydrated media by increasing its in-house production to 60% of its total consumption of this commodity. Several manufacturers and distributors of glassware, chemicals and packaging materials exist in the United States and Canada.

Competition

      The market for prepared culture media continues to change. There is continued national attention on the cost of health care and many hospitals and clinical laboratories, PML's primary customers, are focusing on cutting costs. As a result, the prepared culture media market has become increasingly price competitive. Most hospitals are now members of buying groups known as Group Purchasing Organizations (GPOs), which negotiate single supplier contracts for their members. In the clinical products market, PML's principal competitor is Becton Dickinson Microbiology Systems ("BDMS"), a subsidiary of Becton Dickinson & Co. In addition to BDMS, there are generally smaller local or regional competitors in most areas where PML markets. Key competitive factors in the clinical microbiology market are price, quality, service, and breadth of distribution. Although PML competes favorably in each of these areas, its ability to compete in the future will depend, in part, on its ability to continue to lower its culture media and distribution costs.

      In the industrial market, the key competitive factors are features, quality, and service; price competition is not as prevalent as it is in the clinical market. PML has only one other significant competitor in the industrial market. PML competes favorably in the industrial market in all areas with this competitor.

Research and Development

       PML does a small amount of pure research and development ("R & D"). The principal purposes of its current R & D activities are to improve its products (e.g. testing additional ingredients and formulas or enhancing certain performance characteristics), to evaluate products being considered for addition to PML's product line, and to develop new products for addition to its line. R & D functions are presently performed by multiple departments within PML and by independent researchers and scientists that have been retained by PML.

Patents and Licenses

      PML owns a number of patents and trademarks for products in the early marketing stage. In addition, it has a license agreement with Definitive Diagnostics, Inc. to manufacture and market its PHASE2(R) blood culture system. This license agreement began June 1, 1992 and runs for 6 years with two 2-year extension periods. See Note 11 of Notes to Consolidated Financial Statements.

Employees

       On May 31, 1997 the Company had approximately 168 full time equivalent employees, compared with approximately 163 at May 31, 1996. This increase was due primarily to filling vacant positions in administrative staffing from the previous year. The Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory.

Government Regulation

       As a manufacturer of medical devices, PML is subject to certain regulations of the U.S. Food and Drug Administration (FDA) and Canada's Health Protection Branch (HPB). These regulations require that the FDA register and inspect PML's products, facilities, and manufacturing processes. PML's facilities, processes and products have received all of the required approvals, and PML believes that it is in substantial compliance with all relevant FDA and HPB requirements.

      In addition, PML is subject to other federal, state and local regulatory requirements relating to environmental concerns, waste management, hazardous materials shipping, and health and safety matters. As with many similar businesses, some risk of costs and liabilities related to these matters exists in PML's business. Management believes that the Company's business is operated in substantial compliance with applicable regulations -- the violation of which could have a material adverse effect on the Company.

Liability Insurance

      The Company maintains product liability insurance in the amount of $3 million. Product liability insurance is limited in availability and restrictive in cost. Based on the essentially confirmatory nature of the majority of PML's diagnostic products, PML's management believes that the Company is not subject to significant product liability risk with its present product line. To date, PML has never had to negotiate a product liability claim.

Item 2.  Description of Properties

      PML currently operates from six leased locations in two countries. The Company expects no difficulty in extending any of its leases as they come due. The following chart summarizes the significant facilities which the Company leases.

                                  Approximate           Approximate
                                 Square Footage        Square Footage           Lease
          Location               Manufacturing      Admin & Distribution     Expiration
          --------               --------------     --------------------     ----------
1.  Wilsonville, Oregon               9,000                34,000            June 2004
2.  Mississauga, Ontario             16,000                 3,000            November 2000
3.  Mississauga, Ontario              4,000                    -             May 1998
4.  Richmond, British Columbia        2,000                 3,100            June 1998
5.  Providence, Rhode Island             -                 12,000            April 1999
6.  Sacramento, California               -                  2,000            January 1999

      Each of the manufacturing facilities has extensive leasehold improvements and production equipment. In April 1997, the Company consolidated its Oregon facilities into one new building in Wilsonville, Oregon. PML's Corporate headquarters, a manufacturing unit and a distribution center are now located in this facility. The move eliminates inefficiencies associated with the operation of multiple facilities; and, it provides additional capacity for anticipated growth in current product lines and in potential new business areas.

      The Wilsonville production facility supplies conventional culture media to the western United States region and provides specialty products to all other locations. Equipment for the production of PML's PHASE2(R) blood culture system, DUOTEK sterility testing system, MIC panels, and dehydrated media are also located in Wilsonville.

      The Richmond plant produces high volume culture media for western Canada and also produces PML's line of parasitology products. The Mississauga plant produces mostly high-volume culture media for eastern Canada and for the northern United States regions, and much of PML's industrial contact plate product line. A second Mississauga facility assembles parasitology kits on a contract basis for various Canadian accounts.

Item 3.  Legal Proceedings

      Occasionally, the Company is a party to incidental suits or other legal actions. The Company is not aware of any pending and or existing material lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting on November 21, 1996 and at that meeting it elected four members to the Board of Directors; changed the name of the Company from Meda, Inc., to PML, Inc.; increased the Common shares from 2,000,000 to 2,500,000; and ratified Price Waterhouse LLP as independent auditors. The directors elected and the votes cast for all matters are as follows:

                                                Votes For     Votes Against     Abstain
                                                ---------     -------------     -------
      Kenneth L. Minton                           957,521             0          1,250
      Arthur R. (Ron) Torland (CLASS B)           211,551             0              0
      Craig S. Montgomery (CLASS B)               211,551             0              0
      Douglas C. Johnson (CLASS B)                211,551             0              0

      Change name from Meda, Inc to PML, Inc.   1,170,072           125            125

      Increase common shares from
         2,000,000 to 2,500,000                 1,169,072         1,125            125

      Ratification of auditors                  1,235,515           125          1,125

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock commenced trading on NASD's Electronic Bulletin Board system in January of 1993 under the symbol "MDAN." Effective March of 1997, the symbol was changed to "PMLI." The following table sets forth the high and low closing bid prices for the last two years as reported by The National Quotation Bureau.

     For the Quarterly                           High              Low
     Period Ended                              Bid Price         Bid Price
     -----------------                         ---------         ---------

     May, 1997                                 $0.59375          $0.59375
     February, 1997                            $0.59375          $0.59375
     November, 1996                            $0.62500          $0.62500
     August, 1996                              $0.53125          $0.37500
     May, 1996                                 $0.68750          $0.37500
     February, 1996                            $0.37500          $0.31250
     November, 1995                            $0.37500          $0.37500
     August, 1995                              $0.31250          $0.31250

      The Company has not paid any cash dividends on the Common Stock in the past and anticipates that, for the foreseeable future, it will retain any earnings available as dividends for use in its business. The Company's loan agreement does not allow the Company to declare or pay cash dividends without the written consent of the bank. The preferred shares have a provision which calls for the accretion of dividends annually at a rate of prime plus 1.5%. In April of 1996, the Company offered to all of its preferred shareholders the option of converting all or a portion of their accreted dividends into common stock. One preferred shareholder opted for the conversion of accreted dividends totalling $37,346, which the Company subsequently converted into approximately 99,000 shares of common stock; the other shareholders declined. No conversions were offered or accepted in fiscal year 1997. May 31, 1997 accreted dividends totaled $146,561. See Note 8 of Notes to Consolidated Financial Statements. Approximately 1,240 record holders of Common Stock existed as of May 31, 1997.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements that involve a number of risks and uncertainties. For example, the Company has stated its belief that sales of industrial products should increase in the coming year, and that reductions in the the cost of goods sold should result from improved procurement practices. Future demand for the Company's products, including its industrial products, is inherently subject to supply and demand conditions, and to the unpredictable decisions of other market participants. There can be no assurance that sales will increase generally or within any specified product line or that the Company's margins will stabilize or improve. Other elements that could cause results to differ materially include competitive pressures and factors listed from time to time in the Company's reports to the Securities and Exchange Commission, including, but not limited to, this report on Form 10-KSB.

Results of Operations
---------------------

      The Company continued its strong financial performance in fiscal 1997, earning net income of $669,371 or $0.30 per share for the year, compared with a net income of $206,001 or $0.09 per share the prior year. This improvement came even though the Company experienced a small decline in net sales for the year of 3.8%.

      The Company's performance was especially strong in the second half, as it continued to benefit from its cost control efforts, earning $550,054 (including a $220,000 deferred tax adjustment) in that period, compared with earnings of $276,877 (including a $98,000 deferred tax adjustment) in the same period a year ago.

      The improvement in the Company's performance resulted from a number of factors which are addressed in more detail in the following section. In general, the Company cut costs by improving operations, particularly by improving customer service and product quality, reducing waste, and reducing overtime through operational improvements. The Company also continued the improvement of its procurement process, initiated last year, which has resulted in significant savings in the costs of materials and services.

      Partially offsetting the favorable impact of the cost reduction program, was the impact of a slight decrease in the value of the Canadian dollar relative to the U.S. dollar. Approximately 41% of the Company's sales are Canadian and are therefore affected by the level of the Canadian dollar. The average exchange rate in 1997 decreased to .732 compared to .735 in 1996. This translates into a decrease in sales dollars of about $22,000 in fiscal 1997 over 1996 due to the effect of the exchange rate.

      The remaining reduction in sales is due to continued pricing pressure from competition and from cost containment measures in the health care industry such as buying groups and reduced testing.

      The following table presents the percentage relationship that certain items in the Company's Consolidated Statement of Operations bear to sales for the period indicated.

                                                           Percent of Sales
                                                           Year Ended May 31,
                                                         ---------------------
                                                          1997           1996
                                                         ------         ------
     Net Sales                                           100.0%         100.0%
     Cost of Goods Sold                                   59.8           64.3
                                                         ------         ------
     Gross Profit                                         40.2           35.7
     Selling, general and administrative expenses         34.6           33.0
                                                         ------         ------
     Operating Income                                      5.6            2.7
     Other expense                                         2.2            1.9
                                                         ------         ------
     Income before income taxes                            3.4            0.8
     Income tax benefit                                    1.6            0.7
                                                         ------         ------
     Net income                                            5.0%           1.5%
                                                         ======         ======

Year Ended May 31, 1997 compared With Year Ended May 31, 1996
-------------------------------------------------------------

      Sales in fiscal 1997 totalled $13.32 million, a decrease of $530 thousand or 3.8% year-over-year. This decrease was primarily in the clinical sector and was due to a number of factors including some loss of business to hospital buying groups because of their increased use of group purchasing organizations
(GPOs). The Company made up for much of these lost sales with increased sales of specialty products not included in GPO contracts. In addition, industrial microbiology market sales have been increasing and nearly offset the clinical decline in the fourth quarter when the sales decrease was just $30 thousand.

      Gross profit improved to 40.2% of sales up from 35.7% the prior year. In fiscal 1997, market and Company actions that improved gross profit included the following: decreased sales of lower margin commodity-type products; increased sales of higher margin specialty products; improved operating efficiencies resulting in reduced scrap and outdates; lower material costs; a modest price increase put into effect in January 1997; and a revaluation of U.S. and Canadian finished goods of about $91 thousand. Management believes that there have been no other changes in its sales or operations that would materially affect gross profit.

      Selling, general and administrative expenses increased to 34.6% of sales in 1997 compared to 33.0% in 1996. The increase was due mainly to wage and salary increases and higher depreciation from leasehold improvements and other capital investments. Most other expense categories actually improved. Freight expense improved dramatically for a second consecutive year due to the full year impact of renegotiated contracts, dropping nearly 32% in total dollars, and nearly 30% as a percentage of sales. Rent expense decreased from 2% of sales to 1.9% as the Company operated with fewer locations by completing its relocation discussed earlier and by subleasing its entire administration building.

Liquidity and Capital Resources
-------------------------------

      The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At May 31, 1997, the Company had positive working capital of approximately $99,000 compared with negative working capital of about $235,000 at May 31, 1996. Much of the improvement in the current year was due to eliminating its deferred tax valuation reserve which increased current assets by $220,000 partially offset by an increase in its bank line of credit of about $140,000. The ratio of current assets to current liabilities was 1.03 at May 31, 1997 compared to .93 at May 31, 1996. Quick liquidity (current assets less inventories to current liabilities) was .62 at May 31, 1997 and .51 at May 31, 1996.

      The twelve-month average collection period for trade receivables was 49.4 days at May 31, 1997 compared with 54 days at May 31, 1996.

      Net cash provided by operating activities was $404,915 in fiscal 1997 compared with $830,819 provided by operations in fiscal 1996. The positive cash this year was mainly from higher net income partially offset by the deferred tax adjustment discussed in the earlier section. Net cash used in investing activities was $637,316 in fiscal 1997 compared with $24,376 used by the Company in investing activities in fiscal 1996. The Company spent $659,982 on the purchase of plant, property and equipment during fiscal 1997, compared with $52,747 in fiscal 1996. Financing activities provided cash of $296,924, primarily from an increase in the bank line of credit and long term bank loans from the Company's new lender, compared with $827,095 used during fiscal 1996 to pay down the bank line and bank loans with the Company's previous lender.

      Due, in part, to a September 16, 1996 increase in the interest rate charged by its former lender, the Company negotiated a larger and more favorable four year financing agreement with another lender effective December 1, 1996. The new financing agreement included interest at prime plus 2.5% which was lowered to 2.0% on June 1, 1997 and will decrease each of the next two years if certain financial ratios are met. In addition, the loan allows the Company to borrow against both equipment and inventory as well as accounts receivable. Proceeds from the new loan were used to pay off all outstanding debt from the prior lender and will provide the funds for future expansion and capital expenditures. The Company has already used part of these new funds to achieve cost efficiencies by consolidating all its Oregon facilities and is currently making much needed improvements in MIS systems. Management expects that both of these investments will payback in about two years.

      As part of the new financing agreement, the Company obtained a new bank line of credit that has a current maturity date of November 30, 2000. The new line of credit is secured substantially with all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. The Company also borrowed $400,000 on December 1, 1996, under a new four-year loan secured by eligible operating equipment. The rate of interest charged on the line is prime plus 2.5% and will decrease each year if the company meets certain financial ratios. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities.

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

      The Company's total debt structure at May 31, 1997 was as follows:

                                                                      Long-Term        Current-Portion
                                                                     ------------      ---------------
     Revolving credit at prime plus 2.50%, due November 30, 2000     $          0      $  1,248,928
     Note payable at prime plus 2.50%, due November 30, 2000              258,322           100,008
     Note payable at prime plus 1.25%, due November 1998                    6,383            11,894
     Note payable at 10%, due January 1998                                      0            10,000
     Note payable at prime plus 1%, due December 1999                      35,821            11,679
     Note payable at 8%, due May 2000                                      51,543            23,923
     Capital Lease obligations, due July 1999                              40,246            40,143
     Note payable at 6%, due May 2005                                      70,000            10,000
     Note payable at 12%, due April 2000                                   82,269            15,529
     Trade A/P converted to notes payable at 6%, due February 2001        511,127            82,614
                                                                      ------------      ------------
       Total  long  debt                                              $  1,055,711      $  1,554,718

     Total Notes payable to related parties                                      0           247,550
                                                                      ------------      ------------
     Total long and short term debt                                   $  1,055,711      $  1,802,268
                                                                      ============      ============

Item 7.  Financial Statements and Supplementary Data

      The information required by this item is included on pages F-1 to F-18 of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting Disclosure

      PML's independent accountants, Price Waterhouse LLP, were engaged on May 21, 1996 and have been re-engaged for the current year. There have been no disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Personnel; Compliance with Section 16(a) of the Exchange Act


Directors and Executive Officers of the Company
-----------------------------------------------

      The directors and executive officers of the Company are as follows:

                                                                     Term as
             Name                       Position                Director Expires
             ----                       --------                ----------------
      A. Ron Torland              Chairman of the Board               1997

      Kenneth L. Minton           President and
                                     Chief Executive Office
                                     Director                         1997

      James N. Weider             Chief Financial Officer,
                                     Vice President-Finance,
                                     Secretary, Treasurer             N/A

      Douglas C. Johnson          Director                            1997

      Craig S. Montgomery         Director                            1997


      A. Ron Torland, age 50, has been employed by the Company or its predecessor since 1970. He became Chairman of the Board in 1988, was Chief Executive Officer from 1988 to 1996, and was President from 1982 to 1988. He was Treasurer from 1972 to 1996 and a member of the Board of Directors since the Company was incorporated in 1972. Mr. Torland holds a B.S. degree in business administration and served in the U.S. Army from 1968 to 1970.

      Kenneth L. Minton, age 47, was hired as the Company's President and Chief Executive Officer in April, 1996, and was elected to the Board of Directors in November, 1997. Prior to joining PML, he was President and Chief Operating Officer of Hind, Inc., a manufacturer and distributor of high end sports apparel from 1993 to 1996, and Vice President of Microwave Applications Group, an electronics manufacturer, from 1985 to 1993. Prior to 1985, Mr. Minton had extensive experience in operations, finance, sales and marketing in several industries. Mr. Minton holds a B.S. degree in Business Administration.

      James N. Weider, age 54, has been employed by the Company since August, 1995 as its CFO, Vice-President - Finance and Secretary. He also became Treasurer in 1997. He has both a B.S. in business administration, with a major in accounting, and an MBA from The Ohio State University, and has also passed the CPA exam. Prior to coming to the Company, Mr. Weider was the Vice President
- Finance at TNT Reddaway Truck Line from 1989 to 1995 and spent six years with Tektronix and seventeen years with International Harvester.

      Douglas C. Johnson, age 41, has been a director of the Company since March, 1996. He holds a B.A. degree in Music from Fort Wright College in Spokane, Washington, and a Masters Degree from the University of Southern California in Los Angeles. He has been a professional opera singer for 13 years and returned to the U.S. three years ago after nine years in Europe.

      Craig S. Montgomery, Ph.D., 43, has been a director of the Company since March, 1996. He is a licensed clinical psychologist. From 1983 to 1991, he was Program Director of New Day Center, Portland, Oregon, a residential and outpatient facility for chemical dependency treatment. From 1991 to 1993, he was Clinical Supervisor of both the New Day Center and the Dual Diagnosis program at Portland Adventist Hospital and Caremark Behavioral Health Services. He is now in private practice. Dr. Montgomery holds a Masters Degree from Pepperdine University and a Ph.D. from the California School of Professional Psychology in San Diego, California.

      No director holds a directorship in any other Company reporting under the Securities and Exchange Act of 1934.

Significant Employees

      There are no significant employees other than those listed above.

Family Relationships

      Mr. Torland and Dr. Montgomery are stepbrothers. Mr. Johnson is Dr. Montgomery's and Mr. Torland's brother-in-law.

Involvement in Certain Legal Proceedings

      None.

Item 10.  Executive Compensation

      The following table sets forth the compensation of all executive officers of the Company for the fiscal year ending May 31, 1997 and 1996, who received or earned total annual salary and bonuses during that period in excess of $100,000.

      Name of Individual         Annual Compensation
          and Position                  Year              Salary         Bonus     Other Compensation

      Kenneth L. Minton, CEO            1997              150,023        66,389           None
                                        1996               17,310         None            None

      Woody Streb, VP Marketing         1997               92,447        25,000           None
                                        1996                None          None            None

      No officer, director or employee was beneficiary of any long-term compensation or other compensation in excess of the dollar values reflected in item 402(b)(2)(iii)(c). No director received any compensation for his or her services as a director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information with respect to the ownership of issued and outstanding shares of the Company as of the date hereof by each director, executive officer, and person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities as of August 31, 1997:

                                                        Amount and
                      Name and Address                  Nature of        Percent
Title of              of Beneficial                     Beneficial       of
Class                 Owner                             Ownership        Class
-------------------   -------------------------------   ----------       -------
Common Shares         A. Ron Torland                     110,381            6.2%
                      10595 SW Kiowa Street
                      Tualatin, OR  97062

Common Shares         Arthur N. Torland                  522,372           29.4%
                      10755 SW Lucas
                      Tualatin, OR  97062

Common Shares         Julian G. Torland                  267,900           15.1%
                      11100 SW North Dakota Street
                      Tigard, OR  97223

Common Shares         Douglas C. & Joanne E. Johnson     146,832            8.3%
                      8728 SW Pamlico Court
                      Tualatin, OR  97062

Common Shares         Craig S. Montgomery                 47,243            2.6%
                      12600 SE Rachella Court
                      Boring, OR  97009

Class B
Common Shares         A. Ron Torland                      142,902          67.5%
                      10595 SW Kiowa Street
                      Tualatin, OR  97062

Class B
Common Shares         Julian G. Torland                    68,649          32.5%
                      11100 SW North Dakota Street
                      Tigard, OR  97223

Class A Convertible
Preferred Shares      Arthur N. and Bessie M. Torland       2,750          55.6%
                      8520 SW Avery Street
                      Tualatin, OR  97062


Class A Convertible
Preferred Shares      Julian G. Torland                       700          14.1%
                      11100 SW North Dakota Street
                      Tigard, OR  97223

Class A Convertible
Preferred Shares      Douglas C. & Joanne E. Johnson        1,500          30.3%
                      8728 SW Pamlico Court
                      Tualatin, OR  97062

      The directors and officers of the Company, as a group, own 304,456 common shares, representing 17.1% of that class, and 142,902 shares of Class B common shares, representing 67.5% of that class, and 1,500 shares of Class A convertible preferred, representing 30.3% of that class.

      There are no arrangements which may result in a change of control of the Company.


Item 12.  Certain Relationships and Related Transactions

      The Company leases equipment and laboratories and did lease office facilities from Arthur & Bessie Torland, Julian Torland, and Ron Torland, some of whom hold more than ten percent of certain classes of voting securities of the Company under four operating leases. Total rental expense incurred under these four operating leases was approximately $150,000 and $90,000 in fiscal 1997 and 1996, respectively. (See Note 11 on Notes to Consolidated Financial Statements.

      The Company has a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). See Patents and Licenses. Under the agreement which extends for six years, the Company will manufacture and market products developed by DDI and pay a royalty based upon the number of units sold. Total royalties of $28,855 were incurred in fiscal 1997 and $38,650 in fiscal 1996. DDI is owned by Messrs. Arthur and Ron Torland, both shareholders owning more than ten percent of a class of stock of the Company. Ron Torland is also a director of the Company.

      Joanne E. Johnson, wife of director Doug C. Johnson; Ron Torland, a stockholder and director; Arthur & Bessie Torland, shareholders; and L. Bruce Ham, brother-in-law of a director all have five year six percent notes issued in fiscal 1996 with a balance of $82,788.

      There are no other transactions, or series of similar transactions, involving amounts in excess of $60,000.


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits

Exhibit                    Description of Exhibit

    3             Articles of Incorporation and Bylaws

    4             Instruments defining the rights of holder (none)

    9             Voting Trust Agreement (none)

   10             Material contracts
                  a.       Employment Agreement with Lester L. Leno
                  b.       Consulting Agreement with Interim Management Co.
                  c.       Employment Agreement with Kenneth L. Minton
                  d.       1994 Stock Option Plan for Non-employee Directors.
                  e.       1994 Stock Option Plan

   11    *        Statement re: Computation of per share earnings

   16             Letter on changes and certifying accountants

   18             Letter on change in accounting principles

   19             Previously unfiled documents (none)

   21             Subsidiaries of Registrant

   22             Published report regarding matters submitted to vote (none)

   24             Power of Attorney (none)

   28             Additional exhibits (none)

      Each exhibit marked with a single asterisk is filed with this report on form 10-KSB. Except as otherwise indicated, each exhibit not so marked is incorporated by reference to the exhibit filed by the Company with its previous filings to the SEC.


(b)  Reports on Form 8-K.

      A paper filing report on form 8-K was filed with the SEC on May 21, 1996. This report related to a change in the Company's outside auditors. Subsequent to the paper filing of Form 8-K, the Company was requested to file the same information via the EDGAR system during the first quarter ended August 31, 1996.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tigard, State of Oregon, on August 28, 1997.

                            PML, INC.

                            By: /s/ Kenneth L. Minton
                                ----------------------
                            Kenneth L. Minton, Chief Executive Officer



      In accordance with the Exchange Act, this report has been signed below by the following persons on August 28, 1997, on behalf of the Company and in the capacities indicated.


Signatures                  Title
----------                  -----

/s/ Kenneth L. Minton       President and Chief Executive Officer
---------------------       (Principal Executive Officer), Director
Kenneth L. Minton



/s/ James N. Weider         Vice President-Finance, Secretary and Treasurer, CFO
---------------------       (Principal Financial and Accounting Officer)
James N. Weider



/s/A. Ron Torland           Chairman of the Board
---------------------
A. Ron Torland



/s/Doug C. Johnson          Director
---------------------
Doug C. Johnson



/s/Craig S. Montgomery      Director
---------------------
Craig S. Montgomery

                                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PML, Inc. (formerly Meda, Inc.)


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PML, Inc. (formerly Meda, Inc.) and its subsidiary at May 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP

Portland, Oregon
July 7, 1997

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                        May 31,                May 31,
Assets                                                                    1997                   1996
                                                                  -------------------    -------------------

Current Assets:
 Cash                                                             $           74,410     $            9,887
 Trade accounts receivable, less allowance for doubtful
   accounts of $81,609 in 1997 and $126,982 in 1996                        1,773,446              1,651,918
  Inventories:
     Raw Materials                                                           756,388                808,680
     Work in Process                                                           4,583                  9,167
     Finished Goods                                                          699,093                604,902
  Deferred income taxes                                                      318,854                 98,000
  Prepaid expenses and other current assets                                   70,669                 49,583
                                                                  -------------------    -------------------

     Total Current Assets                                                  3,697,443              3,232,137

Property, plant and equipment - net                                        1,717,951              1,358,854
Intangible assets - net                                                       64,801                 10,122
Other assets                                                                  83,554                 66,623
                                                                  -------------------    -------------------
          Total Assets                                            $        5,563,749     $        4,667,736
                                                                  ===================    ===================


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                $        1,054,462     $        1,416,515
  Accrued salaries and wages                                                 375,249                151,546
  Accounts payable  - related parties                                          2,175                  6,440
  Other accrued liabilities                                                  364,076                291,742
  Notes payable - related parties                                            247,550                257,770
  Bank line of credit                                                      1,248,928              1,106,761
  Current portion of borrowings - related parties                             69,073                 59,499
  Current portion of borrowings                                              236,717                176,785
                                                                  -------------------    -------------------
     Total Current Liabilities                                             3,598,230              3,467,058
                                                                  -------------------    -------------------


Borrowings - related parties less current portion                            164,958                145,354
Borrowings, less current portion                                             890,753                814,887
                                                                  -------------------    -------------------
Total Borrowings, less current portion                                     1,055,711                960,241
                                                                  -------------------    -------------------


Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                                -                      -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                   641,561                592,974
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,776,816 shares                                   17,768                 17,768
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                     2,116                  2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                               -                      -
  Additional Paid In Capital                                                 144,701                144,701
  Accumulated Equity (Deficit)                                               103,662               (517,122)
                                                                  -------------------    -------------------
     Total Stockholders' Equity                                              909,808                240,437
                                                                  -------------------    -------------------
          Total Liabilities and Stockholders' Equity              $        5,563,749     $        4,667,736
                                                                  ===================    ===================

                 See notes to consolidated financial statements

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
TWO YEARS ENDED MAY 31,

                                                      1997                     1996
                                              -------------------    --------------------
Net sales                                     $       13,319,120     $        13,849,481

Cost of goods sold                                     7,959,121               8,901,494
                                              -------------------    --------------------

     Gross profit                                      5,359,999               4,947,987

Selling, general, and
  administrative expenses                              4,605,214               4,577,871
                                              -------------------    --------------------

Operating income                                         754,785                 370,116
                                              -------------------    --------------------

Other (income) expense:
  Interest expense                                       282,016                 294,172
  Other                                                   13,612                 (33,795)
                                              -------------------    --------------------
     Total other expense                                 295,628                 260,377
                                              -------------------    --------------------


Income before income taxes                               459,157                 109,739

Income tax benefit                                       210,214                  96,262
                                              -------------------    --------------------

Net Income                                    $          669,371     $           206,001
                                              ===================    ====================


Net Income per common share                   $             0.30     $              0.09
                                              ===================    ====================




                 See notes to consolidated financial statements

PML, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
TWO YEARS ENDED MAY 31, 1997

                                                                                                            Retained
                                                          Class A                   Class B   Additional    Earnings
                                                        Convertible       Common     Common    Paid-in    (Accumulated
                                                      Preferred Stock     Shares     Shares    Capital      Deficit)       Total
                                                      ----------------  ---------  ---------  ----------  ------------  ----------

Balance, May 31, 1995                                 $       580,820   $ 14,497   $  2,116   $     -     $  (673,623)  $ (76,190)
  Common Stock returned and cancelled                              -         (27)        -          27             -           -
  Preferred Stock dividends accreted                           49,500         -          -          -         (49,500)         -
  Stock issued to employees                                        -       1,870         -      68,255             -       70,125
  1995 401K match                                                  -         432         -      40,069             -       40,501
  Conversion of accreted dividends to Common Stock            (37,346)       996         -      36,350             -           -
                  Net income                                       -          -          -          -         206,001     206,001
                                                      ----------------  ---------  ---------  ----------  ------------  ----------
Balance, May 31, 1996                                         592,974     17,768      2,116    144,701       (517,122)    240,437

     Prefered Stock dividends accreted                         48,587         -          -          -         (48,587)         -
                    Net Income                                     -          -          -          -         669,371     669,371
                                                      ----------------  ---------  ---------  ----------  ------------  ----------
Balance, May 31, 1997                                 $       641,561   $ 17,768   $  2,116   $ 144,701   $   103,662   $ 909,808
                                                      ================  =========  =========  ==========  ============  ==========























                 See notes to consolidated financial statements

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
TWO YEARS ENDED MAY 31,

                                                                                   1997                     1996
                                                                           -------------------    ---------------------

Cash Flows from Operating Activities:
     Net  income                                                           $          669,371       $          206,001
                                                                           -------------------    ---------------------
     Adjustments to reconcile net income to
            net cash provided by (used in) operating activities:
         Depreciation and amortization                                                279,275                  313,972
         (Gain) loss on sale of equipment                                               3,449                  (14,206)
         Deferred income taxes                                                       (220,854)                 (98,000)
            Accounts receivable                                                      (121,528)                 540,855
            Inventories                                                               (37,315)                 237,769
            Other assets                                                              (97,202)                 118,729
            Accounts payable and accrued liabilities                                  (70,281)                (474,301)
                                                                           -------------------    ---------------------
            Total adjustments                                                        (264,456)                 624,818
                                                                           -------------------    ---------------------
         Net cash provided by operating activities                                    404,915                  830,819
                                                                           -------------------    ---------------------

Cash Flows from Investing Activities:
     Proceeds from sale of assets                                                      22,666                   28,371
     Purchase of property, plant and equipment                                       (659,982)                 (52,747)
                                                                           -------------------    ---------------------
         Net cash used in investing activities                                       (637,316)                 (24,376)
                                                                           -------------------    ---------------------

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable and bank credit line                   5,991,969                  333,610
     Repayment of demand notes and bank credit line                                (5,808,792)                (995,959)
     Proceeds from issuance of long-term debt                                         501,120                   23,000
     Repayment of long-term debt                                                     (387,373)                (187,746)
                                                                           -------------------    ---------------------
         Net cash provided by  (used in) financing activities                         296,924                 (827,095)
                                                                           -------------------    ---------------------
Increase (decrease) in cash                                                            64,523                  (20,652)

Cash at beginning of period                                                             9,887                   30,539
                                                                           -------------------    ---------------------

Cash at end of period                                                      $           74,410       $            9,887
                                                                           ===================    =====================


Supplemental Disclosures:
     Interest paid                                                         $          264,776       $          271,929
     Income tax paid                                                                    5,503                    1,738
     Non Cash Items:
         Preferred stock dividends accreted                                            48,587                   49,500
         Accounts payable exchanged for long-term debt and notes payable                5,981                  644,106
         Accounts payable exchanged for capital stock issued to employees                   -                   70,125
         Accounts payable exchanged for capital stock issued to employee
            401k plan                                                                       -                   40,501
         Common shares reacquired                                                           -                       27



                 See notes to consolidated financial statements

PML, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS ENDED MAY 31, 1997


1.    ORGANIZATION AND BASIS OF PRESENTATION

      PML, Inc. ("PML" or the "Company") was incorporated as Meda, Inc. in September 1991 and owns 100% of the common and preferred stock of PML Microbiologicals, Inc. ("PML"), formerly Prepared Media Laboratory, Inc. Effective December 4, 1992, Meda acquired PML and issued PML shareholders 1,164,526 Common Shares, 211,551 Class B Common Shares, and 4,950 Class A convertible preferred shares of Meda. This business combination was accounted for as a reverse acquisition of Meda by PML whereby PML is deemed to be the acquirer for accounting purposes.

      As a result of the reverse acquisition, effective December 4, 1992, PML stockholders' equity was adjusted to reflect the exchange of stock in Meda described above.

      The Company produces and sells, throughout the United States and Canada, to both the clinical market (diagnosis of diseases in humans) and the industrial market (environmental and sterility testing). Typical customers for the Company's clinical products are: hospitals; clinics; and wholesalers that market to hospitals and clinics. The company's industrial customers include: pharmaceutical companies; biotech research facilities; and food and water testing labs.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of PML and its wholly-owned subsidiary, PML Microbiologicals. All significant intercompany transactions and balances have been eliminated.

      Revenue Recognition - Sales revenue net of allowances is recognized at the time the Company's product is shipped to customers.

      Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Property Plant and Equipment - Property, plant, and equipment are stated at cost. Depreciation of property, plant, and equipment is provided using primarily the straight-line method over the estimated useful lives of the assets of 2 to 12 years. Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets or the initial term of the lease, whichever is shorter.

      Intangible Assets - Intangible assets include a covenant not to compete, customer lists, and costs in excess of fair value of assets acquired. The covenant not to compete is being amortized on the straight-line method over five years, the term of the agreement. The customer lists are being amortized on the straight-line method over their expected useful lives of five and ten years. Cost in excess of fair value of the assets acquired is being amortized on the straight-line method over five years. Accumulated amortization at May 31, 1997 and 1996, was $240,499 and $235,993, respectively.

      Long-Lived  Assets - In March 1995,  the  Financial  Accounting  Standards
      Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement provides that impairments of long-lived assets be measured and valued based on the estimated future cash flows. The Company adopted the statement in 1996; however, the adoption did not have a significant impact on the Company's financial position or results of operations.

      Profit Sharing Plan - The Company has a profit sharing plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible U.S. employees may contribute up to 15% of their compensation with a Company match, at its option, up to 3% of the employees' total compensation. The Company also has a profit sharing plan which covers eligible Canadian employees. The Company is required to fund out of profits a minimum contribution of $100 (CDN) per participant. The Company recorded $4,971 of profit sharing expense in fiscal 1997 and incurred a net profit share recovery in fiscal 1996 of ($1,887) due to a partial reversal of a prior year accrual.

      Foreign Currency - The financial statements and transactions of the Company's Canadian division are maintained in Canadian dollars and remeasured into the Company's functional currency (U.S. dollars) in accordance with Statement of Financial Accounting Standards ("SFAS") No.
      52. Nonmonetary balance sheet items are remeasured at historical exchange rates. Revenues and expenses are remeasured at the average exchange rate for each fiscal year.

      Net Income (Loss) Per Common Share - Net income per common share is computed based upon the outstanding weighted average common and, to the extent they are dilutive, common equivalent shares. The following is a summary of the computation of net income per share for two years ended May 31, 1997.

                                                      Years Ended May 31,
                                               -------------------------------
                                                   1997               1996

      Net income                               $   669,371        $   206,001
      Preferred stock dividends accreted           (48,587)           (49,500)
                                               ------------       ------------
      Net income on common stock               $   620,784        $   156,501
                                               ============       ============
      Weighted average number of common
          shares outstanding                     2,060,257          1,806,337
                                               ============       ============

      Net income per common share              $      0.30        $      0.09
                                               ============       ============

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." In accordance with this pronouncement, the Company will adopt the new standard for periods ending after December 15, 1997. Management does not expect the adoption of this pronouncement to have a significant effect on reported earning per share information.

      Fair Value of Financial Assets and Liabilities - Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial assets and liabilities. The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for monetary assets and liabilities of similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of May 31, 1997.

      Accounting Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles
      (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from such estimates.

      Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.


3.    INVENTORIES

      Inventories consisted of the following:

                                                 May 31,
                                     -------------------------------
                                          1997              1996

      Raw materials                  $    756,388      $    808,680
      Work-in-process                       4,583             9,167
      Finished goods                      699,093           604,902
                                     -------------     -------------
             Total inventories       $  1,460,064      $  1,422,749
                                     =============     =============

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consisted of the following:

                                                           May 31,
                                               -------------------------------
                                                   1997               1996

      Prepaid expenses and deposits            $    70,623        $    46,020
      Other receivables                                 46              3,563
                                               ------------       ------------
          Total prepaid expenses and other
               current assets                  $    70,669        $    49,583
                                               ============       ============

5.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consisted of the following:

                                                                   May 31,
                                                       -------------------------------
                                                           1997             1996

      Manufacturing equipment                          $ 2,409,482        $ 2,360,256
      Office furniture and equipment                     1,049,809            724,378
      Service vehicles                                      57,522             58,448
      Leasehold improvements                               660,581            439,526
                                                       ------------       ------------
          Subtotal                                       4,177,394          3,582,608
      Less accumulated depreciation and amortization    (2,459,443)        (2,223,754)
                                                       ------------       ------------
      Property, plant, and equipment - net             $ 1,717,951        $ 1,358,854
                                                       ============       ============

6.    NOTES PAYABLE TO RELATED PARTIES

      Notes payable to related parties consisted of unsecured demand notes at prime rate plus 1% (9.5% at May 31, 1997 and 9.25% at May 31, 1996)
      totaling $247,550 and $257,770 at May 31, 1997 and 1996, respectively.

7.    BORROWINGS

      Borrowings consisted of the following:
                                                                                          May 31,
                                                                               -----------------------------
                                                                                   1997             1996
                                                                               ------------     ------------
     First Interstate Bank of Oregon, N.A.:
          $1,600,000 revolving credit line due March 15, 1997 at the
            Bank's prime rate plus 3.00% (11.50% at May 31, 1997),
            and collateralized by substantially all assets of the
            Company.  This loan was paid in full December 2, 1996.             $        0       $ 1,106,761
          Note payable through March 1998 in monthly installments
            of $7,191 including interest at 8%, collateralized by trade accounts receivable, inventories, and equipment.  This loan
            was paid in full December 2, 1996.                                          0           139,796
          Note payable through January 1998 in monthly installments
            of $2,447 plus interest at the Bank's prime rate plus
            1.25% (9.75% at May 31, 1997), collateralized by trade
            accounts receivable, inventories, and equipment.  This loan
            was paid in full December 2, 1996.                                          0            28,359
      Norwest Business Credit, Inc:
          $2,500,000 revolving line of credit due November 30, 2000
              at the Bank's prime rate plus 2.5% (11.00% at May 31, 1997), and collateralized by trade accounts receivable  and raw
            materials.                                                           1,248,928                0
          Note payable through November 2000 in monthly installments of $8,334 including interest of prime plus 2.50% (11.00% at
              May 31, 1997) and collateralized by substantially all the
              Company's equipment.                                                 358,330                0
     JP Wilsonville, LLC:
          Unsecured note payable due in monthly installments of $2,202 including interest of 12% for 36 months and unpaid balance
            due April 1, 2000.                                                      97,798                0
     Various Vendors:
          Unsecured notes payable with 6% interest
            due in installments through February 2001.                             510,953          545,226
     Various Vendors - Related parties:
          Unsecured notes payable with 6% interest
            due in installments through February 2001.                              82,788           89,345
     Ethel Wildt:
          Unsecured note payable with interest  at prime plus 1%
            due November 1998 to related party.                                     18,277           23,000
     Mary Brown:
          Unsecured note due in installments of $2,425, including
            interest at 8% through May 2000 related to repurchase                   75,466           99,318
            of common stock.
     Les Leno:
          Note payable through May 2005 in yearly principal
            installments of $10,000, interest at 6% related to                      80,000           90,000
            termination settlement with former president.
     Ronald Torland:
          Unsecured demand note with interest at 10% due
            January 1998 to a related party.                                        10,000           10,000
     Ronald Torland:
          Unsecured note payable with interest at prime plus 1%
            due December 1999 to a related party.                                   47,500           47,500
                                                                               ------------     ------------
                                                                                 2,530,040        2,179,305

       Less amounts due within one year                                          1,514,575        1,305,819

                                                                                 1,015,465          873,486

       Total long-term portion - capital lease (see Note 9)                         40,246           86,755

           Total long-term obligations                                         $ 1,055,711      $   960,241
                                                                               ============     ============

      Aggregate maturities of borrowings for the years ending subsequent to May 31, 1997 are as follows:

           1998                                          $ 1,514,575
           1999                                              313,522
           2000                                              426,195
           2001                                              235,748
           2002                                               10,000
         Thereafter                                           30,000
                                                         -----------
                Total                                    $ 2,530,040
                                                         ===========

      The various debt agreements with Norwest Business Credit, Inc. contain covenants which require the Company, among other things, to meet certain objectives with respect to debt service coverage. In addition, the agreements place certain limitations on dividend payments, capital expenditures, lease rental payments and other outside borrowings. The Company is either in compliance with all debt covenants or has been granted waivers where applicable.

8.    STOCKHOLDERS' EQUITY

      Preferred Shares - In fiscal 1993, the Board of Directors adopted a resolution authorizing 7,500 Class A Convertible Preferred Shares under the following terms and conditions:

      Stated Value - $100 per share.

      Conversion Feature - Convertible by the holder into the number of Common Shares valued at $2.80 per share.

      Dividends - Wells Fargo Bank of Oregon, N.A. prime rate plus 1.5% cumulative, annually, payable when and as declared by the Board of Directors. Such dividends are accreted in periods when the declaration is not made.

      Redemption - Redeemed for cash, in whole or in part, at 100% of stated value plus accrued and unpaid dividends to redemption date, on a date determined by the Board of Directors.

      Liquidation Preference - Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, holders of Class A Convertible Preferred Shares shall have preference and priority over Common Shares, Class B Common Shares, Class D Common Shares, and any other class of stock ranking junior to the Class A Convertible Preferred Shares for payment out of the assets of the Company or proceeds thereof available for distribution to stockholders of $100 per share plus all accrued and unpaid dividends. The holders of Class A Convertible Preferred Shares shall not be entitled to any other payments.

      Holders of issued and outstanding Common Shares have preference over Class B Common Shares upon voluntary or involuntary liquidation of the Company only to the extent that holders of Common Shares shall be paid par value of such shares prior to any distributions being made to holders of Class B Common Shares. Holders of Class B Common Shares will then receive par value for each share held and a sum equal to the distribution to be made on each Common Share.

      Pre-Emptive Rights - Under the terms of the amended Certificate of Incorporation of PML, the holders of shares of any class of stock of PML are not entitled to cumulative voting nor preferential or pre-emptive right to subscribe for, purchase, or receive any shares of any class of PML stock except that holders of Class B Common Shares shall have pre-emptive rights with respect to the issuance of Class B Common Shares only. In addition, PML is not allowed to sell or offer to sell any Class B Common Shares without prior approval of the holders of a majority of the issued and outstanding Class B Common Shares. Each Class B Common Share may be converted to one Common Share at the discretion of the Class B shareholder.

      Stock Option Plans - Effective September 6, 1994, the Board of Directors adopted the "1994 Stock Option Plan" and the "1994 Stock Option Plan for Nonemployee Directors" (collectively, the "Plans"). The Plans authorize 650,000 shares be available for grant to eligible individuals and entities as defined by the Plans. The term of each incentive stock option shall be established by the Plan administrator, or ten years, whichever is shorter. Options granted under the Plans generally become exercisable in four to five equal installments beginning one year after the date of grant, and expire ten years after the date of grant. During fiscal 1997 and 1996, the Company granted 70,000 and 260,000 options, respectively, expiring ten years hence at option prices of $0.3125 to $0.53 per share. To date none of the options granted have been exercised.

      A summary of the status of the options granted under the Plans at May 31, 1997 and 1996, together with changes during the period then ended, are represented below. The numbers of options exercisable at May 31, 1997 and 1996 were 155,466 and 112,000, respectively.

                                                               Weighted Average
                                                Options         Exercise Price

       Outstanding at May 31, 1995               400,000             1.44
          Options granted at market price        260,000             0.40
          Options exercised                          -                 -
          Options canceled or expired           (295,000)            1.38
      Outstanding at May 31, 1996                365,000             0.68
          Options granted at market price         70,000             0.49
          Options exercised                          -                 -
          Options canceled or expired            (90,000)            0.99
      Outstanding at May 31, 1997                345,000             0.62

      The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. Accordingly, no significant compensation cost has been recognized for options granted under the Plans, as options are granted at or proximate to the fair market value at time of grant. Had compensation cost associated with the Plans been determined based on the fair market value at the grant date for options under the Plans, consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                       1997               1996
                                                    ---------          ---------
                                                           (in thousands)

           Net income, as reported                   669,371            206,001
           Net income, pro forma                     643,265            187,522
           Earnings per share, as reported              0.30               0.09
           Earnings per share, pro forma                0.29               0.08

      The effects of applying SFAS 123 to pro forma disclosures for 1997 and 1996 are not likely to be representative of the effects on reported income for future years, because options vest over several years and additional awards generally are made each year.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: expected volatility of 114% and 104%, respectively; expected dividend yield of 0%; risk-free rate of return of 6.4%; and expected lives of seven years.

      Total fair value of options  granted at market  price was  computed  to be
      $32,317   and  $78,259  for  the  years  ended  May  31,  1997  and  1996, respectively.

      The following table summarizes information about options outstanding at May 31, 1997.

                                                          Weighted Average
           Exercise        Number         Weighted           Remaining
         Price Range      of Shares     Average Price     Contractual Life
        -------------     ---------     -------------     ----------------
             $0.5300        50,000         $0.5300              9.33
             $0.3750        20,000         $0.3750              9.25
             $0.3750        60,000         $0.3750              9.00
             $0.3750       100,000         $0.3750              8.92
             $0.3125         5,000         $0.3125              8.58
        $0.375-$0.50        25,000         $0.4500              8.25
             $0.5000        40,000         $0.5000              8.17
             $1.5000        45,000         $1.5000              7.25

      Stock Bonus - Subsequent to May 31, 1995, the Board of Directors authorized a one-time bonus to each employee of PML on the payroll at May 1, 1995 in the form of 1,000 shares of PML common shares. At May 31, 1995, the Company accrued compensation expense of $70,125, the estimated fair value of the common stock, for this one-time bonus. There were no stock bonuses accrued in the fiscal year ended May 31, 1996, but the fiscal 1995 accrual was issued in stock to employees. No stock bonuses were accrued or paid in the fiscal year ended May 31, 1997.

9.    COMMITMENTS AND CONTINGENCIES

      The Company leases certain laboratories, facilities, and equipment under noncancelable long-term lease arrangements which also require the Company to pay executory costs such as property taxes, maintenance, and insurance. The laboratories, facilities, and equipment leases are operating and capital leases which expire in various years through 2004. Generally, such operating leases include renewal options ranging from one to seven years. Rental expense for operating leases was $578,101 and $566,000 in fiscal 1997 and 1996 respectively. Certain of the operating leases represent related party transactions. See Note 11.

      Future minimum lease payments on such capital leases and noncancelable operating leases as of May 31, 1997 are as follows:

             Years Ending                                  Capital    Operating
                May 31,                                    Leases       Leases

                 1998                                  $   48,060   $   487,690
                 1999                                      36,201       382,785
                 2000                                       6,589       286,604
                 2001                                          -        269,027
                 2002                                          -        271,080
                                                       -----------  -----------
                Total                                      90,850   $ 1,697,186
                                                       ===========  ===========

           Less amount representing interest               10,461
                                                       -----------
           Present value of capital lease obligations      80,389

           Less current portion                            40,143
                                                       -----------
           Long-term portion                           $   40,246
                                                       ===========

 10.  INCOME TAXES

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Deferred tax assets result primarily from the recording of certain expenses which currently are not deductible for tax purposes, tax credit carryforwards, and Canadian net operating loss carryforwards. Deferred tax liabilities result principally from the use, for tax purposes, of accelerated depreciation.

      A reconciliation between the statutory federal income tax (benefit) expense and effective federal income tax (benefit) expense is as follows:

                                                         Years Ended May 31,
                                                      -------------------------
                                                         1997           1996

         Federal statutory (benefit) expense at 34%   $   156,113   $    39,053
         Tax effect of:
           Change in valuation allowance                 (414,636)     (146,464)
           Nondeductible permanent differences             16,547         5,117
           State income taxes and other, net               31,761         6,037

                    Total                             $  (210,214)  $   (96,262)

      The components of the Company's income tax (benefit) expense are as follows:

                                                         Years Ended May 31,
                                                      -------------------------
                                                         1997           1996

         Current                                      $    10,640   $     1,738
         Deferred                                        (220,854)      (98,000)
                    Total                             $  (210,214)  $   (96,262)

      The domestic and foreign components of income (loss) before income taxes were as follows:

                                                         Years Ended May 31,
                                                      -------------------------
                                                         1997           1996

         Domestic                                     $    87,612   $   (46,264)
         Foreign                                          371,545       156,003

                    Income before income
                       taxes                          $    459,157  $   109,739

      At May 31, 1997 and 1996, the significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           1997            1996

         Deferred tax assets:
           Vacation accrual                           $    70,988  $     50,016
           Allowance for doubtful accounts                 31,502        49,040
           Net operating loss carryforwards               303,485       487,070
           Other                                           18,836        25,765
                                                      ------------ -------------
                    Total deferred tax assets             424,811       611,891

                    Valuation allowance                       -        (414,636)
                                                      ------------ -------------
         Deferred tax liabilities:
           Excess tax depreciation                       (105,957)      (99,255)
           Prepaid insurance                                  -              -
                                                      ------------ -------------
                    Total deferred tax liabilities       (105,957)      (99,255)
                                                      ------------ -------------
                    Net deferred tax asset           $    318,854  $     98,000
                                                      ============ =============

      The valuation allowance was recorded in 1996 to offset deferred tax assets which could only be realized by earning taxable income in future years. Management established the valuation allowances because it could not determine if it was more likely than not that such income would be earned. In 1997 management eliminated the allowance because it determined that it was likely that the deferred tax asset would be used within two years.

      The Company files US and Canadian tax returns on the results of its operations conducted in each country. At May 31, 1997, the Company has available approximately $786,231 of unused operating loss carryforwards, to offset domestic taxable income, which expire 2010 and 2011.

11.   RELATED-PARTY TRANSACTIONS

      The Company has entered into a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). Certain stockholders and officers of the Company are also stockholders and officers of DDI. Under the terms of the agreement, which began on June 1, 1992, was modified on February 28, 1997, and extends over six years, the Company will manufacture and market the products developed by DDI and pay a royalty of $.50 per unit through May 31, 1997. Effective June 1, 1997, royalties will range from $.15 to $.35 per unit until $500,000 have been paid, and then will be $.00 to $.15 per unit for the remaining life of the agreement. Total royalties of $28,855 and $38,650 were incurred in fiscal 1997 and 1996, respectively.

      The Company leases laboratories, office facilities and equipment from stockholders under four operating leases. The monthly obligations under the leases were $5,500 per month, expiring June 1998; $5,000 per month on a month-to-month basis which was discontinued in June 1997, $1,000 per month expiring May 31, 2000, and $1,100 a month on a month-to-month basis which discontinued in April 1997.

      One of the leases the Company entered into was a five-year equipment lease agreement ("Agreement") with DDI commencing June 1, 1992. Under the Agreement, the Company is required to pay rent in the amount of $1,000 per month for four months, $2,500 per month for the following eight months, $4,000 per month for the following 12 months, and $5,500 per month for the remaining 36 months. Upon termination of the Agreement, the Company may renew the lease at $5,500 per month for 12 months or purchase the equipment at its fair market value. DDI forgave rent for December 1994 through May 1995. In addition, DDI agreed to reduce lease payments to $1,500 per month for the period June 1995 through November 1995, after which the original lease terms were reinstated. DDI is owned 51% by shareholder A. Ron Torland and 49% by shareholder Arthur N. Torland.

      The  Company's  leased  Tualatin  Manufacturing  Plant  is  owned  50%  by shareholders Arthur N. Torland and Bessie M. Torland and 25% by shareholder Julian G. Torland. The Company moved out of this facility into its new Wilsonville facility in June 1997. The leased cold room at the Company's Wilsonville Distribution Center is owned 50% by shareholders Arthur N. Torland and Bessie M. Torland and 25% by shareholder Julian G. Torland. The Company also pays rent to shareholders for a small facility adjacent to its Tualatin Manufacturing Plant which is owned 50% by shareholder Arthur N. Torland and 50% by shareholder Julian G. Torland. The Company subleases this property to Clinical Microbiology Institute ("CMI"), an independent third party. Both this lease and sublease were discontinued in April 1997. Total rental expense paid to stockholders for all leases was approximately $150,000 and $90,000 in fiscal 1997 and 1996 respectively.

12.   FOREIGN OPERATIONS

      The following table indicates the relative amounts of net sales, operating income, and identifiable assets of the Company by geographic area during fiscal years 1997 and 1996.

                                                      1997              1996
         Net sales:
           United States                        $   7,867,023     $   8,288,888
           Canada                                   5,452,097         5,560,593
                                                -------------     -------------
                    Total net sales             $  13,319,120     $  13,849,481

         Operating income:
           United States                        $     271,526     $     106,542
           Canada                                     483,259           263,574

                    Total operating income      $     754,785     $     370,116

         Identifiable assets:
           United States                        $  3,695,665      $   2,849,835
           Canada                                  1,868,084          1,817,901

                    Total identifiable assets   $  5,563,749      $   4,667,736

      Net currency transactions gains (losses) from Canada were ($10,214) and $30,079 in 1997 and 1996, respectively.

      Sales between geographic areas and export sales are not material.

      The Company maintains separate accounts for both the United States and Canada down to the Gross Profit level. However, some operating, selling, general and administrative expenses are captured only on a Corporate level. Therefore, the Company has had to make substantial use of estimates and allocations in order to split its operating income on a geographic basis. The numbers shown represent management's best efforts to allocate total operating income.

13.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

      The following is a summary of operating results by quarter for the fiscal years ended May 31, 1997 and 1996:

        1997                       1st Qtr      2nd Qtr      3rd Qtr      4th Qtr        Total
        Net sales                 $3,240,712   $3,386,393   $3,280,227   $3,411,788   $13,319,120
        Gross profit               1,215,799    1,350,030    1,360,947    1,433,223     5,359,999
        Net income                     8,598      110,719      100,373      449,681       669,371
        Net earnings per share          0.00         0.05         0.04         0.21          0.30


        1996                       1st Qtr      2nd Qtr      3rd Qtr      4th Qtr        Total

        Net sales                 $3,539,216   $3,533,709    $3,335,007  $3,441,549   $13,849,481
        Gross profit               1,047,607    1,199,472     1,288,611   1,203,853     4,739,543
        Net income (loss)            (59,512)     (11,364)      116,549     160,328       206,001
        Net earnings (loss) per share  (0.04)       (0.01)         0.06        0.08          0.09
