Form 10QSB
period 1997-08-31
MEDA INC
filed 1997-10-10
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997


                           Commission File No. 0-21816


                                    PML, INC.
                 (Name of small business issuer in its charter)

               Delaware                                      93-1116123
   -------------------------------                     ----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification Number)



                              27120 SW 95TH Avenue
                            Wilsonville, Oregon 97070
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (503) 570-2500
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

As of October 6, 1997 there were 1,776,816 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

                                    PML, INC.

                                      Index


Part I.   Financial Information

          Item 1.  Financial Statements                                  2
                   Consolidated Balance Sheets                           3
                   Consolidated Statements of Operations                 4
                   Consolidated Statements of Stockholders' Equity       5
                   Consolidated Statements of Cash Flows                 6
                   Notes to Consolidated Financial Statements            7

          Item 2.  Management's Discussions and Analysis of
                   Financial Condition and Results of Operations         8


Part II.  Other Information

          Item 1.  Legal Proceedings                                     11
          Item 4.  Submission of Matters to a Vote of Security Holders   11
          Item 6.  Exhibits and Reports on Form 8-K                      11

          Signatures                                                     11

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                           For the First Quarter Ended
                                 August 31, 1997

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                        Unaudited
                                                                        August 31,         May 31,
Assets                                                                    1997              1997
                                                                     -------------     -------------
Current Assets:
  Cash                                                               $     86,704      $     74,410
  Trade accounts receivable, less allowance for doubtful                1,856,066         1,773,446
    accounts of $85,782 and $81,609
  Inventories:
     Raw Materials                                                        765,243           756,388
     Work in Process                                                            5             4,583
     Finished Goods                                                       728,955           699,093
  Deferred income taxes                                                   294,226           318,854
  Prepaid expenses and other current assets                                72,844            70,669
                                                                     -------------     -------------

     Total Current Assets                                               3,804,043         3,697,443

Property, plant and equipment - net                                     1,798,146         1,717,951
Intangible assets - net                                                    61,564            64,801
Other assets                                                               90,532            83,554
                                                                     -------------     -------------

          Total Assets                                               $  5,754,285      $  5,563,749
                                                                     =============     =============


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                   $    888,300      $  1,054,462
  Accrued salaries and wages                                              247,590           375,249
  Accounts payable - related parties                                          794             2,175
  Other accrued liabilities                                               332,123           364,076
  Notes payable - related parties                                         247,550           247,550
  Bank line of credit                                                   1,797,621         1,248,928
  Current portion of borrowings - related parties                          69,073            69,073
  Current portion of borrowings                                           236,663           236,717
                                                                     -------------     -------------

     Total Current Liabilities                                          3,819,714         3,598,230
                                                                     -------------     -------------


Borrowings - related parties less current portion                         155,847           164,958
Borrowings, less current portion                                          836,208           890,753
                                                                     -------------     -------------
     Total Borrowings. less current portion                               992,055         1,055,711
                                                                     -------------     -------------


Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                             -                  -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                654,037           641,561
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,776,816 shares                                17,768            17,768
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                  2,116             2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                            -                  -
  Additional Paid In Capital                                              144,701           144,701
  Accumulated Equity                                                      123,894           103,662
                                                                     -------------     -------------
     Total Stockholders' Equity                                           942,516           909,808
                                                                     -------------     -------------
          Total Liabilities and Stockholders' Equity                 $  5,754,285      $  5,563,749
                                                                     =============     =============


The accompanying notes are an integral part of this statement.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS





                                       For The Three Months Ended
                                               August 31,
                                      1997                    1996
                              -------------------    ---------------------


Net sales                     $        3,430,884      $         3,240,712

Cost of goods sold                     2,072,826                2,061,197
                              -------------------    ---------------------

     Gross profit                      1,358,058                1,179,515

Selling, general, and
  administrative expenses              1,214,550                1,110,929
                              -------------------    ---------------------

Operating income                         143,508                   68,586

Other (income) expense:
  Interest expense                        79,418                   67,197
  Other                                    5,452                  (11,417)
                              -------------------    ---------------------
     Total other expense                  84,870                   55,780
                              -------------------    ---------------------

Income before income taxes                58,638                   12,806

Income tax expense                        25,930                    4,208
                              -------------------    ---------------------

Net Income                    $           32,708      $             8,598
                              ===================    =====================

Net Income per common share
  after accreted dividends:   $             0.01     $               0.00
                              ===================    =====================







The accompanying notes are an integral part of this statement.

PML, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                                                          Unaudited
                                                                                                            Retained
                                                     Class A                       Class B    Additional    Earnings
                                                   Convertible        Common       Common      Paid-in    (Accumulated
                                                 Preferred Shares     Shares       Shares      Capital       Deficit)      Total
                                                 ----------------   ----------   ----------   ----------   ----------   ----------


Balance, May 31, 1995                            $       580,820    $  14,497    $   2,116    $       -    $(673,623)   $ (76,190)
  Common stock returned and canceled                            -         (27)            -          27             -            -
  Preferred Stock dividends accreted                      49,500             -            -            -     (49,500)            -
  Stock issued to employees                                     -       1,870             -      68,255             -      70,125
  1995 401K match                                            432             -            -      40,069             -      40,501
  Conversion of accreted dividends to Common Stock       (37,346)         996             -      36,350             -            -
  Net income                                                    -            -            -            -     206,001      206,001
                                                 ----------------   ----------   ----------   ----------   ----------   ----------
Balance, May 31, 1996                            $       592,974    $  17,768    $   2,116    $ 144,701    $(517,122)   $ 240,437
                                                 ================   ==========   ==========   ==========   ==========   ==========


Balance, May 31, 1996                            $       592,974    $  17,768    $   2,116    $ 144,701    $(517,122)   $ 240,437
  Preferred Stock dividends accreted                      48,587             -            -            -     (48,587)            -
  Net income                                                    -            -            -            -     669,371      669,371
                                                 ----------------   ----------   ----------   ----------   ----------   ----------
Balance, May 31, 1997                            $       641,561    $  17,768    $   2,116    $ 144,701    $ 103,662    $ 909,808
                                                 ================   ==========   ==========   ==========   ==========   ==========


Balance, May 31, 1997                            $       641,561    $  17,768    $   2,116    $ 144,701    $ 103,662    $ 909,808
  Preferred Stock dividends accreted                      12,476             -            -            -     (12,476)            -
  Net income                                                    -            -            -            -      32,708       32,708
                                                 ----------------   ----------   ----------   ----------   ----------   ----------
Balance, August 31, 1997                         $       654,037    $  17,768    $   2,116    $ 144,701    $ 123,894    $ 942,516
                                                 ================   ==========   ==========   ==========   ==========   ==========












The accompanying notes are an integral part of this statement.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For The Three Months Ended
                                                                                    August 31,
                                                                              1997             1996
                                                                          ------------     ------------
Cash Flows from Operating Activities:
     Net  income                                                          $    32,708      $     8,598
     Adjustments to reconcile net income to
            net cash provided by (used in) operating activities:
         Depreciation and amortization                                         82,530           67,764
         Gain on sale of equipment                                             (8,509)                -
         Changes in:
            Accounts receivable                                               (82,620)          41,343
            Inventories                                                       (34,139)           3,716
            Other assets                                                       17,597           (1,394)
            Accounts payable and accrued liabilities                         (327,155)         137,712
                                                                          ------------     ------------
            Total adjustments                                                (352,296)         249,141
                                                                          ------------     ------------
         Net cash (used in) provided by operating activities                 (319,588)         257,739

Cash Flows from Investing Activities:
     Proceeds from sale of assets                                              11,277               -
     Purchase of property, plant and equipment                               (164,378)         (16,324)
                                                                          ------------     ------------
         Net cash used in investing activities                               (153,101)         (16,324)

Cash Flows from Financing Activities:
     Net proceeds (repayment) of bank credit line                             548,693          (50,178)
     Proceeds from issuance of notes payable                                        -          127,167
     Repayment of notes payable                                                   (54)         (22,337)
     Repayment of long-term debt                                              (63,656)         (66,165)
                                                                          ------------     ------------
         Net cash provided by (used in) financing activities                  484,983          (11,513)
                                                                          ------------     ------------
Increase in cash                                                               12,294          229,902

Cash at beginning of period                                                    74,410            9,887
                                                                          ------------     ------------

Cash at end of period                                                     $    86,704      $   239,789
                                                                          ============     ============


Supplemental Disclosures:
     Interest paid                                                        $    61,014      $    53,471
     Income tax paid                                                                -            2,134
     Non Cash Items:
         Preferred stock dividends accreted                                    12,476           12,066
         Accounts payable exchanged for long-term debt and notes payable            -            1,321



The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of PML, Inc. and its wholly-owned subsidiary, PML Microbiologicals, Inc., The Company produces and sells diagnostic microbiology products to customers in the microbiology testing industry, principally hospital and healthcare-related laboratories, throughout the United States and Canada. In addition, the Company has developed a line of sterility testing products for the pharmaceutical and biotechnology industries. This new product offering will be expanded to include general microbiology media and Quality Control microorganisms.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at August 31, 1997, and for the periods then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1997, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month period ended August 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

     Reclassifications - Certain reclassifications have been made to the fiscal 1997 financial statements to conform to the fiscal 1998 presentation. Such reclassifications did not have any effect on the net income or stockholders' equity reported in fiscal 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements that involve a number of risks and uncertainties. For example, the Company has stated its belief that sales of industrial products should continue to increase in the current year and that reductions in cost of goods sold should continue from the consolidation of three Oregon facilities into one new modern building. Future demand for the Company's products, including its industrial products, is inherently subject to supply and demand conditions, and to the unpredictable decisions of other market participants. There can be no assurance that sales will increase generally or within any specified product line or that the Company's margins will stabilize or improve. Other elements that could cause results to differ materially include competitive pressures and factors listed from time to time in the Company's reports to the Securities and Exchange Commission, including, but not limited to, this report on Form 10-QSB.

Results of Operations
---------------------
Three Months Ended August 31, 1997 Compared to August 31, 1996

     Net sales for the three months ended August 31, 1997 increased approximately 5.9% to $3,430,884 from $3,240,712 during the same period a year ago. The increase in sales was due in part to an improvement in the industrial microbiology market and from increased sales of speciality products. The sales increase was partially offset by stiff competition, especially in clinical products such as microbiology disposables, for orders from consolidated hospital buying groups. The Company has, however, successfully more than made up for all of these lost sales and management is very encouraged with this favorable trend showing that the net sales erosion of the past few years has been reversed.

     Gross profit improved to 39.6% of net sales in the three months ended August 31, 1997 compared to 36.4% in the prior year. This improvement results from decreased sales of lower margin commodity-type products, increased sales of higher margin specialty products, and improved operating efficiencies resulting from the consolidation of three Oregon locations into a single modern nearly 45,000 square foot building in Wilsonville, Oregon. Management believes that there have been no other changes in its sales or operations that would materially affect gross profit. The Company continues to experience pricing pressure resulting from competition and from other cost containment measures in the health care industry, but it has been working to adjust its product mix and marketing focus towards less competitive, higher profit, products and markets.

     Selling, general and administrative expense was 35.4% of sales for the three months ended August 31, 1997 compared to 34.3% in the same period a year ago. Some reductions were achieved in payroll expense, but they were offset by increases in marketing expenses and new equipment depreciation expense. Total other expense increased to 2.5% of sales in the first three months of this year compared to 1.7% in the first three months of last year. Other expense consists mainly of interest expense and Canadian currency exchange gain or loss. Exchange gains or losses cannot be forecasted with any degree of accuracy.

     The Company recorded net income of $32,708 for the first three months compared to net income of $8,598 during the same period a year ago. On a pre-tax basis the Company recorded income of $58,638 for the first three months of this year compared to $12,806 for the same period a year ago. The smaller difference between net income and pre-tax income last year compared to this year reflects a partially reserved deferred tax asset last year which eliminated the need to book any federal income tax liability. In the current year the deferred tax asset has been fully recognized which now requires the Company to book estimated Federal,

State, Canadian and Provincial tax provisions. The net income was $0.01 per share for the first three months ended August 31, 1997 compared to net income of $0.00 per share during the same period a year ago. The Company's improved profitability in the first three months of this fiscal year reflects the significant improvements that have been made in reducing both manufacturing costs and operating costs.

     As a result of the Company's unused net operating loss from prior years, the Company will not have to pay any significant income tax amounts for several years.

Liquidity and Capital Resources
-------------------------------

     The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At August 31, 1997 the Company had negative working capital of $15,671 compared with positive working capital of $99,213 at May 31, 1997. The ratio of current assets to current liabilities decreased to 1.00 at August 31, 1997 compared to 1.03 at May 31, 1997. Quick liquidity (current assets less inventories to current liabilities) was .60 at August 31, 1997 and .62 at May 31, 1997.

     The twelve-month average collection period for trade receivables was 49.9 days at August 31, 1997, compared with 49.4 days at May 31, 1997. This slight increase reflects the seasonally lower first quarter sales normal in the microbiology industry.

     Net cash used by operating activities was $352,296 in the first three months of fiscal 1998 compared with net cash provided of $249,141 in the same period a year ago. Approximately $327,155 of the cash used in fiscal 1998 was for the planned faster payment of Accounts Payable and other accrued liabilities. In fiscal 1997, nearly the entire operating cash increase was from collection of past due Accounts Receivable, and an increase in accrued liabilities. Net cash used in investing activities was $153,101 in the first three months of fiscal 1998, compared with $16,324 used by the Company in investing activities in the same period of 1997. These expenditures were mainly for purchases of property, plant and equipment for the new manufacturing facility in Wilsonville and expenditures for an integrated MIS reporting system that is scheduled to be in place later this year. Financing activities provided cash of $484,983 in the first three months of fiscal 1998 as the net result of draws on the bank credit line and repayments on notes payable and the bank credit line. This compares to cash used of $11,513 from financing activities in the same period of fiscal 1997. The 1997 amount included more repayments of notes payable than draws on the bank credit line.

     Due to a September 16, 1996 increase in the interest rate charged by our former lender, the Company negotiated a larger and more favorable four year financing agreement with another lender effective December 1, 1996. The new financing agreement includes interest at prime plus 2.0% (which will decrease each year if certain financial ratios are met) and also allows the Company to borrow against both equipment and inventory as well as accounts receivable.
Proceeds from the new financing agreement were used to pay off all outstanding debt from the prior lender and will provide additional funds for growth. The Company believes the improvement in available cash financing will allow it to achieve significant manufacturing cost efficiencies and much needed improvements in MIS systems which were not possible under its previous loan agreement. Management expects any investments made in these areas will payback in one to two years.

     As part of the financing agreement, the Company obtained a new bank line of credit that has a current maturity date of November 30, 2000. This new line of credit is secured by substantially all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. The Company also borrowed $400,000 on December 1, 1996, under a new four year term loan secured by eligible operating equipment. The rate of interest charged on the line is prime plus 2.0% and will decrease each year if the Company meets certain financial ratios. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities.

The Company's borrowing structure at August 31, 1997 was as follows:

Third Party Long Term Borrowings:

                                                                                Long-Term      Current-Portion
                                                                             ---------------   ---------------
     Revolving credit line at prime plus 2.0%, due November 30, 2000         $             -   $    1,797,621
     Note payable at 12%, due April 2000                                             78,558            15,529
     Note payable at prime plus 2.0% due November 30, 2000                          233,320           100,008
     Capital Lease Obligations, due now through July 1999                            29,201            40,115
     Note payable at 6%, due May 2005                                                70,000            10,000
     Trade A/P converted to notes payable at 6%, due February 2001                  425,129            71,011
                                                                             ---------------   ---------------

     Total third party long term borrowings                                  $      836,208    $    2,034,284
                                                                             ---------------   ---------------

Related Party Long Term Borrowings:

     Ethel Wildt Note payable at prime plus 1% due November 1998                      3,514            11,894
     Ron Torland Note payable at 10% due January 1998                                      -           10,000
     Ron Torland Note payable at prime plus 1% due December 1999                     35,821            11,679
     Mary Brown 8% Note due May 2000                                                 47,687            23,923
     Trade A/P converted to notes payable at 6% due February 2001                    68,825            11,577
                                                                             ---------------   ---------------

     Total related party long term borrowings                                $      155,847    $       69,073
                                                                             ---------------   ---------------

Related Party Notes Payable:

     Demand Notes                                                            $             -   $      247,550
                                                                             ---------------   ---------------

Total long term borrowings and notes payable                                 $      992,055    $    2,350,907
                                                                             ---------------   ---------------

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no material or substantive claims pending or threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of shareholders during the quarter ended August 31, 1997. The Company will hold its annual meeting at its Wilsonville, Oregon facility on November 6, 1997.


Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended August 31, 1997.

     6.1  Exhibit 6.1 is a statement on computation of per share income.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PML, INC.
                                     (Registrant)


Date:    October 10, 1997            By:   /s/ Kenneth L. Minton
         ----------------                  ---------------------
                                           Kenneth L. Minton
                                           President and Chief Executive Officer