Form 10QSB
period 1997-11-30
PML INC
filed 1998-01-14
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997


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

As of January 13, 1998 there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

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

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                          For the Second Quarter Ended
                                November 30, 1997

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                          Unaudited
                                                                         November 30,         May 31,
Assets                                                                       1997              1997
                                                                        -------------     -------------
Current Assets:
  Cash                                                                  $     94,829      $     74,410
  Trade accounts receivable, less allowance for doubtful                   1,924,457         1,773,446
    accounts of $65,732 and $81,609
  Inventories:
     Raw Materials                                                           891,658           756,388
     Work in Process                                                          21,533             4,583
     Finished Goods                                                          794,527           699,093
  Deferred income taxes                                                      294,656           318,854
  Prepaid expenses and other current assets                                   92,897            70,669
                                                                        -------------     -------------
     Total Current Assets                                                  4,114,557         3,697,443

Property, plant and equipment - net                                        1,864,143         1,717,951
Intangible assets - net                                                       62,164            64,801
Other assets                                                                  88,853            83,554
                                                                        -------------     -------------

          Total Assets                                                  $  6,129,717      $  5,563,749
                                                                        =============     =============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                      $  1,168,101      $  1,054,462
  Accrued salaries and wages                                                 321,979           375,249
  Accounts payable - related parties                                               -             2,175
  Other accrued liabilities                                                  314,155           364,076
  Notes payable - related parties                                            247,551           247,550
  Bank line of credit                                                      1,701,030         1,248,928
  Current portion of borrowings - related parties                             69,073            69,073
  Current portion of borrowings                                              305,226           236,717
                                                                        -------------     -------------

     Total Current Liabilities                                             4,127,115         3,598,230
                                                                        -------------     -------------

Borrowings - related parties less current portion                            144,590           164,958
Borrowings, less current portion                                             916,722           890,753
                                                                        -------------     -------------
     Total Borrowings. less current portion                                1,061,312         1,055,711
                                                                        -------------     -------------
Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                                -                -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                   666,378           641,561
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 and 1,776,816 shares respectively        17,804            17,768
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                     2,116             2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                               -                -
  Additional Paid In Capital                                                 146,540           144,701
  Accumulated Equity                                                         108,452           103,662
                                                                        -------------     -------------
     Total Stockholders' Equity                                              941,290           909,808
                                                                        -------------     -------------
          Total Liabilities and Stockholders' Equity                    $  6,129,717      $  5,563,749
                                                                        =============     =============

         The accompanying notes are an integral part of this statement.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For The Three Months Ended             For The Six Months Ended
                                              November 30,                         November 30,
                                         1997             1996                 1997             1996
                                    -------------    -------------        -------------    -------------
Net sales                           $  3,534,612     $  3,386,393         $  6,965,496     $  6,627,105

Cost of goods sold                     2,219,259        2,072,533            4,292,085        4,133,730
                                    -------------    -------------        -------------    -------------

     Gross profit                      1,315,353        1,313,860            2,673,411        2,493,375

Selling, general, and
  administrative expenses              1,206,735        1,130,661            2,421,285        2,241,590
                                    -------------    -------------        -------------    -------------

Operating income                         108,618          183,199              252,126          251,785

Other expense (income):
  Interest expense                        85,343           69,793              164,761          136,990
  Other                                   24,299             (169)              29,751          (11,586)
                                    -------------    -------------        -------------    -------------
     Total other expense                 109,642           69,624              194,512          125,404
                                    -------------    -------------        -------------    -------------

(Loss)/income before income taxes         (1,024)         113,575               57,614          126,381

Income tax expense                         2,0707            2,856               28,007            7,064
                                    -------------    -------------        -------------    -------------

Net (loss)/income                   $     (3,101)    $    110,719         $     29,607     $    119,317
                                    =============    =============        =============    =============

Net (loss)/income per common share
  after accreted dividends:         $      (0.01)    $       0.05         $       0.02     $       0.05
                                    =============    =============        =============    =============











         The accompanying notes are an integral part of this statement.

PML, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                        Unaudited



                                                                                                        Retained
                                             Class A                        Class B     Additional      Earnings
                                            Convertible        Common        Common       Paid-in     (Accumulated
                                         Preferred Shares      Shares        Shares       Capital        Deficit)       Total
                                         ----------------    ----------    ----------    ----------    ----------    ----------
Balance, May 31, 1995                    $       580,820     $  14,497     $   2,116     $       -     $ 673,623)    $ (76,190)
 Common Stock returned and canceled                    -           (27)            -            27             -             -
 Preferred Stock dividends accreted               49,500             -             -             -       (49,500)            -
 Stock issued to employees                             -         1,870             -        68,255             -        70,125
 1995 401K match                                       -           432             -        40,069             -        40,501
 Conversion of accreted dividends to Common Stock(37,346)          996             -        36,350             -             -
 Net income                                            -             -             -             -       206,001       206,001
                                         ----------------    ----------    ----------    ----------    ----------    ----------
Balance, May 31, 1996                    $       592,974     $  17,768     $   2,116     $ 144,701     $(517,122)    $ 240,437
                                         ================    ==========    ==========    ==========    ==========    ==========


Balance, May 31, 1996                    $       592,974     $  17,768     $   2,116     $ 144,701     $(517,122)    $ 240,437
 Preferred Stock dividends accreted               48,587             -             -             -       (48,587)            -
                Net income                             -             -             -             -       669,371       669,371
                                         ----------------    ----------    ----------    ----------    ----------    ----------
Balance, May 31, 1997                    $       641,561     $  17,768     $   2,116     $ 144,701     $ 103,662     $ 909,808
                                         ================    ==========    ==========    ==========    ==========    ==========


Balance, May 31, 1997                    $       641,561     $  17,768     $   2,116     $ 144,701     $ 103,662     $ 909,808
 Preferred Stock dividends accreted               24,817             -             -             -       (24,817)            -
 Common Stock returned and cancelled                   -            (1)            -             1             -             -
   Stock options exercised                             -            37             -         1,838             -         1,875
                Net income                             -             -             -             -        29,607         29,607
                                         ----------------    ----------    ----------    ----------    ----------    -----------
Balance, November 30, 1997               $       666,378     $  17,804     $   2,116     $ 146,540     $ 108,452     $  941,290
                                         ================    ==========    ==========    ==========    ==========    ===========












         The accompanying notes are an integral part of this statement.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                        For The Six Months Ended
                                                                              November 30,
                                                                          1997            1996
                                                                      ------------    ------------
Cash Flows from Operating Activities:
   Net  income                                                        $    29,607     $   119,317
   Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
     Depreciation and amortization                                        170,909         135,225
     Gain on sale of equipment                                            (16,047)              -
     Changes in:
       Accounts receivable                                               (151,011)         41,719
       Inventories                                                       (247,654)         80,070
       Other assets                                                        (2,907)        (37,366)
       Accounts payable and accrued liabilities                             8,274          28,267
                                                                      ------------    ------------
            Total adjustments                                         $  (238,436)        247,915
                                                                      ------------    ------------
     Net cash (used in) provided by operating activities                 (208,829)        367,232

Cash Flows from Investing Activities:
   Proceeds from sale of assets                                             18,962              -
   Purchase of property, plant and equipment                              (317,801)       (22,914)
                                                                      ------------    ------------
      Net cash used in investing activities                              (298,839)        (22,914)

Cash Flows from Financing Activities:
   Net proceeds (repayment) of bank credit line                           452,102         169,763
   Proceeds from issuance of notes payable                                 70,828          57,141
   Repayment of notes payable                                              (2,319)        (64,589)
   Proceeds from issuance of long-term debt                               149,472         109,801
   Repayment of long-term debt                                           (143,871)       (218,904)
   Proceeds from issuance of common stock                                   1,875              -
                                                                      ------------    ------------
       Net cash provided by financing activities                          528,087          53,212
                                                                      ------------    ------------
Increase in cash                                                           20,419         397,530

Cash at beginning of period                                                74,410           9,887
                                                                      ------------    ------------

Cash at end of period                                                 $    94,829     $   407,417
                                                                      ============    ============


Supplemental Disclosures:
   Interest paid                                                      $   143,519     $   130,731
   Income tax paid                                                          8,523           5,626
   Non Cash Items:
     Preferred stock dividends accreted                                    24,817          24,132
     Accounts payable exchanged for long-term debt and notes payable            -           5,979
     Common Stock returned and cancelled                                        1               -



         The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of PML, Inc. and its wholly-owned subsidiary, PML Microbiologicals, Inc. The Company produces and sells diagnostic microbiology products to customers in the microbiology testing industry, principally hospital and healthcare-related laboratories, throughout the United States and Canada. In addition, the Company has developed a line of sterility testing products for the pharmaceutical and biotechnology industries. This new product offering will be expanded to include general microbiology media and Quality Control microorganisms.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at November 30, 1997, and for the periods then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1997, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the six month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

     Reclassifications - Certain reclassifications have been made to the fiscal 1997 financial statements to conform to the fiscal 1998 presentation. Such reclassifications did not have any effect on the net income or stockholders' equity reported in fiscal 1997.

Note 2.  Net Earnings Per Share

     Net earnings per share are based on the weighted average number of shares of common stock and common stock equivalents during the periods, computed using the treasury stock method for stock options. The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" for periods ending subsequent to December 15, 1997. The effect of the adoption of such pronouncement is expected to be immaterial to the financial statements taken as a whole.

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

Results of Operations
Six Months Ended November 30, 1997 Compared to November 30, 1996

     Net sales for the six months ended November 30, 1997 increased approximately 5.1% to $6,965,496 from $6,627,105 during the same period a year ago. The increase in sales was due in part to an improvement in the industrial microbiology market and from increased sales of speciality products. The sales increase would have been 6.0% higher than last year but was unfavorably reduced about $61,000 by a 1.5% reduction in the average Canadian dollar exchange rate which impacts nearly 42% of total Company sales. The Company's management is very encouraged with the favorable trend showing that the net sales erosion of the past few years has been reversed.

     Gross profit improved to 38.4% of net sales in the six months ended November 30, 1997 compared to 37.6% in the prior year. This improvement results from decreased sales of lower margin commodity-type products, increased sales of higher margin specialty products, and improved operating efficiencies resulting from the June 1997 consolidation of three Oregon locations into a single modern nearly 45,000 square foot building in Wilsonville, Oregon. Management believes that there have been no other changes in its sales or operations that would materially affect gross profit. The Company continues to experience pricing pressure resulting from competition and from other cost containment measures in the health care industry, but it has been working to adjust its product mix and marketing focus towards less competitive, higher profit, products and markets.

     Selling, general and administrative expense was 34.8% of sales for the six months ended November 30, 1997 compared to 33.8% in the same period a year ago. While some reductions were achieved in payroll expense, they were offset by increases in marketing expenditures to aggressively promote PML products and by $32,000 in legal expenses to successfully defend a lawsuit brought by a former employee. Total other expense increased to 2.8% of sales in the first six months of this year compared to 1.9% in the first six months of last year. Other expense consists mainly of interest expense and Canadian currency exchange gain or loss. Exchange gains or losses cannot be forecasted with any degree of accuracy but have generated a $41,000 loss this year compared to a $10,000 loss last year for the same period.

     The Company recorded net income of $29,607 for the first six months compared to net income of $119,317 during the same period a year ago. On a pre-tax basis the Company recorded income of $57,614 for the first six months of this year compared to $126,381 for the same period a year ago. The smaller difference between net income and pre-tax income last year compared to this year reflects the recognition of benefit from a partially reserved deferred tax asset last year which eliminated the need to book any federal income tax liability. Since the benefit from the deferred tax asset has been fully recognized, the estimated Federal, State, Canadian and Provincial tax provisions more closely reflect the current statutory tax rates.. The net income was $0.00 per share for the first six months ended November 30, 1997 compared to net income of $0.05 per share during the same period a year ago. The Company's reduced profitability in the first six months of this fiscal year reflects the exchange loss and investment in marketing programs which more than offset the significant improvements that have been made in reducing normal manufacturing costs and operating costs.

     As a result of the Company's unused net operating loss from prior years, the Company will not have to pay any significant income tax amounts for several years.

Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At November 30, 1997 the Company had negative working capital of $12,558 compared with positive working capital of $99,213 at May 31, 1997. The ratio of current assets to current liabilities decreased to 1.00 at November 30, 1997 compared to 1.03 at May 31, 1997. Quick liquidity (current assets less inventories to current liabilities) was .58 at November 30, 1997 and .62 at May 31, 1997.

     The twelve-month average collection period for trade receivables was 50.4 days at November 30, 1997, compared with 49.4 days at May 31, 1997. This slight increase reflects the seasonally lower first half sales normal in the microbiology industry.

     Net cash used by operating activities was $208,829 in the first six months of fiscal 1998 compared with net cash provided of $367,232 in the same period a year ago. Approximately $247,654 of the cash used in fiscal 1998 was for the planned increase of inventories to support the higher level of sales In fiscal 1997, nearly the entire operating cash increase was from collection of past due Accounts Receivable, and a decrease in inventories. Net cash used in investing activities was $298,839 in the first six months of fiscal 1998, compared with $22,914 used by the Company in investing activities in the same period of 1997. These expenditures were mainly for purchases of property, plant and equipment for the new manufacturing facility in Wilsonville and expenditures for an integrated MIS reporting system that is scheduled to be in place later this year. Financing activities provided cash of $528,087 in the first six months of fiscal 1998 as the net result of draws on the bank credit line and repayments on notes payable and the bank credit line. This compares to cash provided of $53,212 from financing activities in the same period of fiscal 1997.

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

The Company's borrowing structure at November 30, 1997 was as follows:

Third Party Long Term Borrowings:

                                                                           Long-Term   Current-Portion
                                                                          ----------   ---------------
     Revolving credit line at prime plus 2.0%, due November 30, 2000      $        -    $ 1,701,030
     Note payable at 12%, due April 2000                                      74,736         15,529
     Note payable at prime plus 2.0% due November 30, 2000                   208,318        100,008
     Capital Lease Obligations, due now through July 1999                    153,917        108,775
     Note payable at 6%, due May 2005                                         70,000         10,000
     Trade A/P converted to notes payable at 6%, due February 2001           409,751         70,914
                                                                          ----------   ---------------

     Total third party long term borrowings                               $  916,722    $ 2,006,256
                                                                          ----------   ---------------

Related Party Long Term Borrowings:

     Ethel Wildt Note payable at prime plus 1% due November 1998          $      576    $    11,894
     Ron Torland Note payable at 10% due January 1998                              -         10,000
     Ron Torland Note payable at prime plus 1% due December 1999              35,821         11,679
     Mary Brown 8% Note due May 2000                                          41,806         23,923
     Trade A/P converted to notes payable at 6% due February 2001             66,387         11,577
                                                                          ----------   ---------------

     Total related party long term borrowings                             $  144,590    $    69,073
                                                                          ----------   ---------------

Related Party Notes Payable:

     Demand Notes                                                         $        -    $   247,551
                                                                          ----------   ---------------

Total long term borrowings and notes payable                              $1,061,312    $ 2,322,880
                                                                          ----------   ---------------


II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no material or substantive claims pending or threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended November 30, 1997, the Company held its annual meeting on November 6, 1997 at its Wilsonville, Oregon facility. The following directors were elected at this meeting.

NAME:                                  VOTES FOR    VOTES AGAINST    ABSTAIN

Kenneth L. Minton                      1,046,455              250      2,875
Ron Torland                              211,551                0          0
Craig Montgomery                         211,551                0          0
Doug Johnson                             211,551                0          0

Other items voted on at this meeting were the following:

Appoint Price Waterhouse LLP as
     independent auditors for year
     ended May 31, 1998                1,261,006              125          0


Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended November 30, 1997.

     6.1  Exhibit 6.1 is a statement on computation of per share income.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PML, INC.
                                           (Registrant)


Date:    January 14, 1998                  By:   /s/ Kenneth L. Minton
         -------------------------            ---------------------
                                           Kenneth L. Minton
                                           President and Chief Executive Officer