Form 10QSB
period 1998-02-28
PML INC
filed 1998-04-13
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998


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

As of March 31, 1998 there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

                                    PML, INC.

                                      Index


Part I.   Financial Information

          Item 1.     Financial Statements                                2
                      Consolidated Balance Sheets                         3
                      Consolidated Statements of Operations               4
                      Consolidated Statements of Stockholders' Equity     5
                      Consolidated Statements of Cash Flows               6
                      Notes to Consolidated Financial Statements          7

          Item 2.     Management's Discussions and Analysis of
                      Financial Condition and Results of Operations       9


Part II.  Other Information

          Item 1.     Legal Proceedings                                   12
          Item 4.     Submission of Matters to a Vote of Security Holders 12
          Item 6.     Exhibits and Reports on Form 8-K                    12

          Signatures                                                      12

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                           For the Third Quarter Ended
                                February 28, 1998

PML, INC.
CONSOLIDATED BALANCE SHEETS
                                                                           Unaudited
                                                                          February 28,             May 31,
Assets                                                                        1998                  1997
                                                                         --------------        --------------
Current Assets:
  Cash                                                                   $      30,983         $      74,410
  Trade accounts receivable, less allowance for doubtful                     2,129,911             1,773,446
    accounts of $71,616 and $81,609
  Inventories:
     Raw Materials                                                             993,302               756,388
     Work in Process                                                            37,160                 4,583
     Finished Goods                                                            773,399               699,093
  Deferred income taxes                                                        277,200               318,854
  Prepaid expenses and other current assets                                     33,206                70,669
                                                                         --------------        --------------

     Total Current Assets                                                    4,275,161             3,697,443

Property, plant and equipment - net                                          1,808,669             1,717,951
Intangible assets - net                                                         57,573                64,801
Other assets                                                                    89,069                83,554
                                                                         --------------        --------------

          Total Assets                                                   $   6,230,472         $   5,563,749
                                                                         ==============        ==============


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                       $   1,145,610         $   1,054,462
  Accrued salaries and wages                                                   178,595               375,249
  Accounts payable - related parties                                               773                 2,175
  Other accrued liabilities                                                    328,984               364,076
  Notes payable - related parties                                              247,551               247,550
  Bank line of credit                                                        2,008,129             1,248,928
  Current portion of borrowings - related parties                               66,641                69,073
  Current portion of borrowings                                                301,723               236,717
                                                                         --------------        --------------

     Total Current Liabilities                                               4,278,006             3,598,230
                                                                         --------------        --------------


Borrowings - related parties less current portion                              135,573               164,958
Borrowings, less current portion                                               851,560               890,753
                                                                         --------------        --------------
     Total Borrowings. less current portion                                    987,133             1,055,711
                                                                         --------------        --------------


Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                                  -                     -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                     678,584               641,561
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 and 1,776,816 shares respectively          17,804                17,768
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                       2,116                 2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                                 -                     -
  Additional Paid In Capital                                                   146,540               144,701
  Accumulated Equity                                                           120,289               103,662
                                                                         --------------        --------------
     Total Stockholders' Equity                                                965,333               909,808
                                                                         --------------        --------------
          Total Liabilities and Stockholders' Equity                     $   6,230,472         $   5,563,749
                                                                         ==============        ==============

The accompanying notes are an integral part of this statement.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS





                                      For The Three Months Ended          For The Nine Months Ended
                                             February 28,                        February 28,
                                        1998              1997              1998              1997
                                   --------------    --------------    --------------    --------------
Net sales                          $   3,472,101     $   3,280,227     $  10,437,597     $   9,907,332

Cost of goods sold                     2,093,037         1,955,143         6,385,122         6,088,873
                                   --------------    --------------    --------------    --------------

     Gross profit                      1,379,064         1,325,084         4,052,475         3,818,459

Selling, general, and
  administrative expenses              1,259,573         1,139,589         3,680,858         3,381,179
                                   --------------    --------------    --------------    --------------

Operating income                         119,491           185,495           371,617           437,280

Other expense (income):
  Interest expense                        88,356            73,064           253,117           210,054
  Other                                  (10,426)            9,794            19,325            (1,792)
                                   --------------    --------------    --------------    --------------
     Total other expense                  77,930            82,858           272,442           208,262
                                   --------------    --------------    --------------    --------------

Income before income taxes                41,561           102,637            99,175           229,018

Income tax expense                        17,518             2,264            45,525             9,328
                                   --------------    --------------    --------------    --------------

Net income                         $      24,043     $     100,373     $      53,650     $     219,690
                                   ==============    ==============    ==============    ==============


Net income per share - basic       $        0.01     $        0.04     $        0.01     $        0.09
                                   ==============    ==============    ==============    ==============

Net income per share - diluted     $        0.01     $        0.04     $        0.01     $        0.09
                                   ==============    ==============    ==============    ==============








The accompanying notes are an integral part of this statement.

PML, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                                                       Unaudited


                                                      Class A                                           Retained
                                                    Convertible                  Class B  Additional    Earnings
                                                     Preferred        Common     Common    Paid-in    (Accumulated
                                                      Shares          Shares     Shares    Capital       Deficit)       Total
                                                    ---------------------------------------------------------------------------
Balance, May 31, 1995                               $   580,820    $  14,497   $   2,116   $       -   $ (673,623)   $ (76,190)
  Common Stock returned and canceled                          -          (27)          -          27            -            -
  Preferred Stock dividends accreted                     49,500            -           -           -      (49,500)           -
  Stock issued to employees as compensation                   -        1,870           -      68,255            -       70,125
  FY 1995 401k stock match issued in FY 1996                  -          432           -      40,069            -       40,501
  Conversion of accreted dividends to Common Stock      (37,346)         996           -      36,350            -            -
  Net income                                                  -            -           -           -      206,001      206,001
                                                    ---------------------------------------------------------------------------
Balance, May 31, 1996                               $   592,974    $  17,768   $   2,116   $ 144,701    $(517,122)   $ 240,437
                                                    ===========================================================================


Balance, May 31, 1996                               $   592,974    $  17,768   $   2,116   $ 144,701    $(517,122)   $ 240,437
  Preferred Stock dividends accreted                     48,587            -           -           -      (48,587)           -
  Net income                                                  -            -           -           -      669,371      669,371
                                                    ---------------------------------------------------------------------------
Balance, May 31, 1997                               $   641,561    $  17,768   $   2,116   $ 144,701    $ 103,662    $ 909,808
                                                    ===========================================================================


Balance, May 31, 1997                               $   641,561    $  17,768   $   2,116   $ 144,701    $ 103,662    $ 909,808
  Preferred Stock dividends accreted                     37,023            -           -           -      (37,023)           -
  Common Stock returned and cancelled                         -           (1)          -           1            -            -
  Stock options exercised                                     -           37           -       1,838            -        1,875
  Net income                                                  -            -           -           -       53,650       53,650
                                                    ---------------------------------------------------------------------------
Balance, February 28, 1998                          $   678,584    $  17,804   $   2,116   $ 146,540    $ 120,289    $ 965,333
                                                    ===========================================================================













The accompanying notes are an integral part of this statement.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For The Nine Months Ended
                                                                                      February 28,
                                                                                 1998              1997
                                                                            -------------------------------
Cash Flows from Operating Activities:
     Net  income                                                            $     53,650      $    219,690
     Adjustments to reconcile net income to
            net cash provided by (used in) operating activities:
         Depreciation and amortization                                           261,442           204,497
         Gain on sale of equipment                                               (26,893)           13,183
         Changes in:
            Accounts receivable                                                 (356,465)          (57,749)
            Inventories                                                         (343,797)           75,745
            Deferred income taxes                                                 41,654                 -
            Other assets                                                          35,889           (88,503)
            Accounts payable and accrued liabilities                            (141,999)         (174,383)
                                                                            -------------     -------------
            Total adjustments                                                   (530,169)          (27,210)
                                                                            -------------     -------------
         Net cash (used in) provided by operating activities                    (476,519)          192,480

Cash Flows from Investing Activities:
     Proceeds from sale of assets                                                 33,462            16,517
     Purchase of property, plant and equipment                                  (355,442)         (170,789)
                                                                            -------------     -------------
         Net cash used in investing activities                                  (321,980)         (154,272)

Cash Flows from Financing Activities:
     Net proceeds (repayment) of bank credit line                                759,201          (103,227)
     Proceeds from issuance of notes payable                                      70,828           167,532
     Repayment of notes payable                                                   (8,254)         (175,597)
     Proceeds from issuance of long-term debt                                    149,864           505,082
     Repayment of long-term debt                                                (218,442)         (368,526)
     Proceeds from issuance of common stock                                        1,875                 0
                                                                            -------------     -------------
         Net cash provided by financing activities                               755,072            25,264
                                                                            -------------     -------------
(Decrease)/increase in cash                                                      (43,427)           63,472

Cash at beginning of period                                                       74,410             9,887
                                                                            -------------     -------------

Cash at end of period                                                       $     30,983      $     73,359
                                                                            =============     =============


Supplemental Disclosures:
     Interest paid                                                          $    275,803      $    330,099
     Income tax paid                                                              16,723            13,191
     Non Cash Items:
         Preferred stock dividends accreted                                       37,023            36,138
         Accounts payable exchanged for long-term debt and notes payable               -             5,981
         Common Stock returned and cancelled                                           1                 -


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at February 28, 1998, and for the periods then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1997, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the nine month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the full year.

     Reclassifications - Certain reclassifications have been made to the fiscal 1997 financial statements to conform to the fiscal 1998 presentation. Such reclassifications did not have any effect on the net income or stockholders' equity reported in fiscal 1997.

Note 2.  Net Earnings Per Share

     During the quarter ended February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). As required by SFAS 128, the Company has applied the provisions of SFAS 128 to the current and all prior periods shown for purposes of computing earnings per share
(EPS). Potential conversion of Class A Convertible Preferred Shares into 242,351 and 224,704 common shares in 1997 and 1996, respectively, has not been assumed in the diluted EPS calculation as the effect would have been anti-dilutive for all periods presented.


                                                      Information Needed to Calculate Basic Earnings Per Share

                                                      For The Three Months Ended    For The Nine Months Ended
                                                             February 28,                  February 28,
                                                          1998          1997            1998         1997
                                                    --------------------------    --------------------------
Numerator
---------
Net income                                            $   24,043     $  100,373     $   53,650     $  219,690
Preferred stock dividends accreted                       (12,476)       (12,006)       (37,023)       (36,138)
                                                      -----------    -----------    -----------    -----------
Net income after accretion of dividends               $   11,567     $   88,367     $   16,627     $  183,552
                                                      ===========    ===========    ===========    ===========

Denominator
-----------
Average number of common shares outstanding            1,780,441      1,776,816      1,778,277      1,776,816
Average number of Class B common stock outstanding       211,551        211,551        211,551        211,551
                                                      -----------    -----------    -----------    -----------

Average shares used in basic EPS calculation           1,991,992      1,988,367      1,989,828      1,988,367
                                                      ===========    ===========    ===========    ===========



                                                      Information Needed to Calculate Basic Earnings Per Share

                                                      For The Three Months Ended    For The Nine Months Ended
                                                             February 28,                  February 28,
                                                          1998          1997            1998         1997
                                                      --------------------------    --------------------------
Numerator
---------
Net income                                            $   24,043     $  100,373     $   53,650     $  219,690
Preferred stock dividends accreted                      (12,476)        (12,006)       (37,023)       (36,138)
                                                      -----------    -----------    -----------    -----------
Net income after accretion of dividends               $   11,567     $   88,367     $   16,627     $  183,552
                                                      ===========    ===========    ===========    ===========

Denominator
-----------
Average number of common shares outstanding            1,780,441      1,776,816      1,778,277      1,776,816
Average number of Class B common stock outstanding       211,551        211,551        211,551        211,551
Effect of common stock equivalents                       266,481         75,000        244,001         67,047
                                                      -----------    -----------    -----------    -----------

Average shares used in diluted EPS calculation         2,258,473      2,063,367      2,233,829      2,055,414
                                                      ===========    ===========    ===========    ===========


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

Year 2000 Issue

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems as well as the reliability of its operational systems. The Company has nearly completed installation of a complete new MIS system that the vendor represents to be fully Year 2000 compliant and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact (outside of previously planned systems improvements) has not been and is not anticipated to be material.

Results of Operations
Nine Months Ended February 28, 1998 Compared to February 28, 1997

     Net sales for the nine months ended February 28, 1998 increased approximately 5.4% to $10,437,597 from $9,907,332 during the same period a year ago. The increase in sales was due to across the board increases in the industrial microbiology market and the clinical market, and from increased sales of speciality products. The sales increase would have been 6.8% higher than last year but was unfavorably reduced about $140,000 by a 2.3% reduction in the average Canadian dollar exchange rate which impacts over 41% of total Company sales. The Company's management is very encouraged with the favorable trend showing that the net sales erosion of the past few years has been reversed.

     During the nine months ended February 28, 1998 as compared to the same period in the prior year, cost of goods sold (COGS) increased nearly $300,000 and selling, general, and administrative (SG&A) expenses also increased almost $300,000. These increases were due primarily to the significant expense that the Company incurred through internal investing in several areas which are expected to improve its long term growth and profitability. These investments which impact both COGS and SG&A expenses include expenditures to implement new MIS software later this year, larger than normal expenses for the development of five new product lines, start-up costs to consolidate three Oregon facilities into one modern Oregon facility in June 1997, launch costs for a number of new OEM and distributor relationships, the successful defense of a lawsuit filed by a former employee, accrued costs for the planned closure of a small Canadian manufacturing facility, launch costs for a complete marketing literature campaign, and start-up costs for a new Inside Sales program.

     Gross profit improved to 38.8% of net sales in the nine months ended February 28, 1998 compared to 38.5% in the prior year. This improvement results from decreased sales of lower margin commodity-type products, increased sales of higher margin specialty products, new Distributor relationships, and improved operating efficiencies resulting from the June 1997 consolidation of three Oregon locations into a single modern nearly 45,000 square foot building in Wilsonville, Oregon. Management believes that there have been no other changes in its sales or operations that would materially affect gross profit. The Company continues to experience pricing pressure resulting from competition and from other cost containment measures in the health care industry, but it has been working to adjust its product mix and marketing focus towards less competitive, higher profit, products and markets.

     Selling, general and administrative expense was 35.3% of sales for the nine months ended February 28, 1998 compared to 34.1% in the same period a year ago. While a 0.7% reduction was achieved in payroll expense, it was offset by a 1.6% increase in marketing expenditures to aggressively promote PML products, open new distribution channels, implement a new Year 2000 compliant MIS system, a $35,000 legal expenditure to successfully defend a lawsuit brought by a former employee and expenses to launch a new Inside Sales department. Total other expense increased to 2.6% of sales in the first nine months of this year compared to 2.1% in the first nine months of last year. Other expense consists mainly of interest expense and Canadian currency exchange gain or loss. Exchange gains or losses cannot be forecasted with any degree of accuracy but have generated a $39,000 loss this year compared to a $3,000 loss last year for the same period.

     The Company recorded net income of $53,650 for the first nine months compared to net income of $219,690 during the same period a year ago. On a pre-tax basis the Company recorded income of $99,175 for the first nine months of this year compared to $229,018 for the same period a year ago. The smaller difference between net income and pre-tax income last year compared to this year reflects the recognition of benefit from a partially reserved deferred tax asset last year which eliminated the need to book any federal income tax liability. Since the benefit from the deferred tax asset has been fully recognized, the estimated Federal, State, Canadian and Provincial tax provisions more closely reflect the current statutory tax rates.. The net income was $0.01 per diluted share for the first nine months ended February 28, 1998 compared to net income of $0.09 per diluted share during the same period a year ago. As stated earlier, the Company's reduced profitability in the first nine months of this fiscal year reflects the start up expenses associated with the new Wilsonville manufacturing and corporate headquarters location, larger exchange, loss legal expenses, and a heavy investment in marketing programs which more than offset the significant improvements that have been made in reducing normal manufacturing costs and operating costs.

Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At February 28, 1998 the Company had negative working capital of $2,845 compared with positive working capital of $99,213 at May 31, 1997. The ratio of current assets to current liabilities decreased to 1.00 at February 28, 1998 compared to 1.03 at May 31, 1997. Quick liquidity (current assets less inventories to current liabilities) was .58 at February 28, 1998 and .62 at May 31, 1997. This decline reflects increased borrowings to finance capital purchases.

     The twelve-month average collection period for trade receivables was 51.5 days at February 28, 1998, compared with 49.4 days at May 31, 1997. This slight increase reflects both seasonality and some slow down in payments from east coast clinical customers.

     Net cash used by operating activities was $476,519 in the first nine months of fiscal 1998 compared with net cash provided of $192,480 in the same period a year ago. Approximately $343,797 of the cash used in fiscal 1998 was for the planned increase of inventories to support the higher level of sales. Another $356,465 of the cash used was for the increase in accounts receivable also mainly due to increased sales levels. These two uses were partially offset by $261,442 of adjustments for depreciation and amortization. The Company anticipates that the need to increase inventory and accounts receivable will diminish over the next few years thereby reducing negative operating cash flow and improving the Company's ability to repay debt. In fiscal 1997, nearly the entire operating cash was provided from net income before depreciation and amortization. Net cash used in investing activities was $321,980 in the first nine months of fiscal 1998, compared with $154,272 used by the Company in investing activities in the same period of 1997. These expenditures were mainly for purchases of property, plant and equipment for the new manufacturing facility in Wilsonville and expenditures for an integrated MIS reporting system that is scheduled to be in place later this year. Financing activities provided cash of $755,072 in the first nine months of fiscal 1998 as the net result of draws on the bank credit line and repayments on notes payable and the bank credit line. This compares to cash provided of $25,264 from financing activities in the same period of fiscal 1997.

     As a result of the Company's unused net operating loss from prior years, the Company will not have to pay any significant income tax amounts for several years.

     Due to a September 16, 1996 increase in the interest rate charged by our former lender, the Company negotiated a larger and more favorable four year financing agreement with another lender effective December 1, 1996. The new financing agreement includes interest at prime plus 2.0% (10.5% at February 28, 1998) (which will decrease each year if certain financial ratios are met) and also allows the Company to borrow against both equipment and inventory as well as accounts receivable. Proceeds from the new financing agreement were used to pay off all outstanding debt from the prior lender and will provide additional funds for growth. The Company believes the improvement in available cash financing will allow it to achieve significant manufacturing cost efficiencies and much needed improvements in MIS systems which were not possible under its previous loan agreement. Management expects any investments made in these areas will payback in one to two years.

     As part of the financing agreement, the Company obtained a new bank line of credit that has a current maturity date of November 30, 2000. Although the due date for the facility is November 30, 2000, the borrowings are classified as current as the Company initiates repayments and borrowings on a regular (near daily) basis throughout the year This new line of credit is secured by substantially all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. The Company also borrowed $400,000 on December 1, 1996, under a new four year term loan secured by eligible operating equipment. The rate of interest charged on the line is prime plus 2.0% and will decrease each year if the Company meets certain financial ratios. This loan will be repaid primarily out of the Company's future receivable collections.

The Company's borrowing structure at February 28, 1998 was as follows:

Third Party Long Term Borrowings:
                                                                                   Long-Term     Current-Portion
                                                                                 ------------    ---------------
     Revolving credit line at prime plus 2.0% (10.5% at February 28,
         1998) due November 30, 2000                                             $       -         $ 2,008,129
     Note payable at 12%, due April 2000                                              70,797            15,529
     Note payable at prime plus 2.0% (10.5% at February 28, 1998)
         due November 30, 2000                                                       183,316           100,008
     Capital Lease Obligations, due now through July 1999                            132,754           105,270
     Note payable at 6%, due May 2005                                                 70,000            10,000
     Trade A/P converted to notes payable at 6%, due February 2001                   394,693            70,916
                                                                                 ------------      ------------

     Total third party long term borrowings                                      $   851,560       $ 2,309,852
                                                                                 ------------      ------------

Related Party Long Term Borrowings:

     Ethel Wildt Note payable at prime plus 1% (9.5% at February 28,
         1998) due November 1998                                                 $       -         $     9,462
     Ron Torland Note payable at 10% due January 1998                                    -              10,000
     Ron Torland Note payable at prime plus 1% (9.5% at February 28,
         1998) due December 1999                                                      35,821            11,679
     Mary Brown 8% Note due May 2000                                                  35,807            23,923
     Trade A/P converted to notes payable at 6% due February 2001                     63,945            11,577
                                                                                 ------------      ------------

     Total related party long term borrowings                                    $   135,573       $    66,641
                                                                                 ------------      ------------




Related Party Notes Payable:

     Demand Notes                                                                $         -       $   247,551
                                                                                 ------------      ------------

Total long term borrowings and notes payable                                     $   987,133       $ 2,624,044
                                                                                 ============      ============

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no material or substantive claims pending or threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended February 28, 1998.


Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended February 28, 1998.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PML, INC.
                                      (Registrant)


Date:    April 13, 1998               By:  /s/ Kenneth L. Minton
         -----------------------           ---------------------
                                           Kenneth L. Minton
                                           President and Chief Executive Officer