Form 10KSB
period 1998-05-31
PML INC
filed 1998-09-04
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-KSB




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

                           Commission File No. 0-21816

                                    PML, INC.
                 (Name of small business issuer in its charter


             Delaware                                 93-1116123
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization


                              27120 SW 95TH Avenue
                            Wilsonville, Oregon 97070
          (Address of principal executive offices, including zip code)

                                 (503) 570-2500
                           (Issuer's telephone number)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   Yes X No
                                           ---  ---

Revenues for the most recent fiscal year:  $13,935,858

The aggregate market value of voting Common Stock held by non affiliates (based on the closing sales price on the NASD Electronic Bulletin Board) on August 31, 1998 was approximately $676,000.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes   No X
                                                                   ---  ---

As of August 31, 1998, there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

Documents incorporated by reference:  N/A

                                    PML, INC.
                                FORM 10-KSB INDEX

                                     Part I                                Page
                                     ------                                ----

Item 1.      Description of Business                                          3

Item 2.      Description of Properties                                        8

Item 3.      Legal Proceedings                                                8

Item 4.      Submission of Matters to a Vote of Security Holders              8

                                     Part II
                                     -------

Item 5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                           9

Item 6.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     9


Item 7.      Financial Statements and Supplementary Data                    15 &
                                                                          F1-F19

Item 8.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     15

                                    Part III
                                    --------

Item 9.      Directors, Executive Officers, Promoters and Control Personnel;
                Compliance with Section 16(a) of the Exchange Act            16

Item 10.     Executive Compensation                                          17

Item 11.     Security Ownership of Certain Beneficial Owners and Management  18

Item 12.     Certain Relationships and Related Transactions                  19

Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K 20

                                    PML, INC.

                         1998 FORM 10-KSB ANNUAL REPORT


                                     PART I


Item 1.  Description of Business


General
-------

         PML, Inc., (the company), formerly known as Meda, Inc., was formed on September 3, 1991 by Monogenesis Corporation. It was inactive until it acquired all of the issued and outstanding stock of PML Microbiologicals, Inc., formerly known as Prepared Media Laboratory, Inc. (PML), on December 4, 1992 in return for shares of its stock. The Company currently does all of its business through PML, and references herein to "PML" and "the Company" are used interchangeably. On December 13, 1996, the name of the operating company was changed from Prepared Media Laboratory, Inc. to PML Microbiologicals, Inc., and on February 24, 1997 the name of the parent company was changed from Meda, Inc. to PML, Inc.

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

         PML markets to the clinical market (diagnosis of diseases in humans), to the industrial market (environmental and sterility testing), and to the OEM market (private label clinical products). Typical customers for PML's clinical products are hospitals, clinics, and wholesalers that market to hospitals and clinics. PML's industrial customers include pharmaceutical companies, biotech research facilities, and food and water testing. The OEM market includes companies in the medical device industry.

Products
--------

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

         The majority of PML's products have a defined shelf life ranging from as little as a few weeks for media in Petri dishes to one year or more for products in test tubes or bottles. Most products require refrigeration to prevent premature deterioration. and some products are stored and shipped frozen. Most products can be shipped by common carrier overnight without special protective packaging except in extreme temperatures. Some products, such as general laboratory reagents, contain hazardous chemicals and require special storage, packaging, and shipping. See "Governmental Regulation."

Marketing
---------

         PML markets its products primarily in the United States and Canada through its internal sales organization and through a network of distributors. PML's customers include both clinical and industrial microbiology laboratories. Hospital and private medical laboratories plus doctor's offices and clinics make up most of the clinical market. The industrial market includes food and drug packagers, food and water testing labs, and pharmaceutical and biotechnology research firms. The OEM market, which is a new fast growing market, includes companies manufacturing medical devices requiring media based suppliers. The veterinary market is also a growing segment.

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

         Although prepared culture media represents only a modest portion of the total microbiology products market, these products are some of the most basic and essential tools used by microbiologists. Despite technological advances, conventional culture media is among the cheapest and most reliable methods for identification of microorganisms. Product differentiation between various suppliers of prepared culture media typically shows only minimal differences; price and service are generally the key variables, and culture media tends to be a very competitive market. PML maintains a strong presence in this product line because of its overwhelming importance to microbiologists and the proven value of PML's service philosophy in gaining and keeping customers. PML's main marketing strategy is to acquire and/or develop newer technological products that can be sold in conjunction with conventional culture media. Marketing selected products at the national, regional and international level is another successful strategy.

         In addition, PML intends to increase its focus on the industrial microbiology market and OEM market, which are growing at a faster pace than the clinical market. In Fiscal 1998, the Company's sales in the industrial segment increased substantially, and the Company is optimistic about further increases in Fiscal 1999.

Distribution of Products
------------------------

         To address service, shipping, and shelf life requirements, PML has established distribution centers in or near the following metropolitan areas of the United States and Canada: Portland, Oregon; Providence, Rhode Island; Vancouver, British Columbia; and Toronto (Mississauga), Ontario. Each distribution center includes temperature-controlled storage areas and a full inventory of routinely-ordered products. Each distribution center receives the bulk of its inventory from the nearest PML production plant on a weekly basis with specialty (products other than routine prepared culture media commercially available from most suppliers) and distributed products coming from the Wilsonville plant, a Portland, Oregon suburb. PML typically ships a complete customer order within twenty-four to forty-eight hours of receipt of the order. For larger customers, such as major hospital laboratories, PML often delivers its products directly to the customer's lab in its own delivery vehicles. Shipments to smaller or more remote customers are made by common carrier, e.g. United Parcel Service or Federal Express.

Manufacturing
-------------

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

Suppliers
---------

         PML's largest suppliers provide Petri dishes, blood and plastic packaging material which are available from a number of sources in the United States and Canada. During the past year, the Company has reduced its purchases of dehydrated media by increasing its in-house production to 70% of its total consumption of this commodity. Several manufacturers and distributors of glassware, chemicals and packaging materials exist in the United States and Canada.

Competition
-----------

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

In addition to BDMS, there is only one other significant competitor in North America. Two to three other very small competitors are located in Canada and the United States. Key competitive factors in the clinical microbiology market are price, quality, service, and breadth of distribution. Although PML competes favorably in each of these areas, its ability to compete in the future will depend, in part, on its ability to continue to lower its culture media and distribution costs. Competition in the OEM market is also very limited due to the relatively few companies able to produce culture media.

         In the industrial market, the key competitive factors are features, quality, and service; price competition is not as prevalent as it is in the clinical market. PML has only one other significant competitor in the industrial market. PML competes favorably in the industrial market in all areas with this competitor.

Research and Development
------------------------

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

Patents and Licenses
--------------------

         PML owns a number of patents and trademarks for products in the early marketing stage. In addition, it has a license agreement with Definitive Diagnostics, Inc. to manufacture and market its PHASE2(R) blood culture system. This license agreement began June 1, 1992 and runs for 6 years with two 2-year extension periods. See Note 11 of Notes to Consolidated Financial Statements.

Employees
---------

         On May 31, 1998 the Company had approximately 160 full time equivalent employees, compared with approximately 162 at May 31, 1997. This decrease was due primarily to consolidating three Oregon facilities into one and closing the Sacramento, California distribution center. These two cost reduction actions more than offset the additional employees needed to accommodate the company's increased sales. The Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory.

Government Regulation
---------------------

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

Liability Insurance
-------------------

         The Company maintains product liability insurance in the amount of $3 million and will increase this to $11 million in FY 1999. Product liability insurance is limited in availability and restrictive in cost. Based on the essentially confirmatory nature of the majority of PML's diagnostic products, PML's management believes that the Company is not subject to significant product liability risk with its present product line. To date, PML has never paid a product liability claim. The Company is currently engaged in discussions with one purchaser concerning product quality and has notified its product liability insurance carrier of these discussions.

Item 2.  Description of Properties

         PML currently operates from five leased locations in two countries. A sixth lease location in Sacramento, California was closed in February 1998. The Company expects no difficulty in extending any of its leases as they come due. The following chart summarizes the significant facilities which the Company leases.

                                          Approximate               Approximate
                                         Square Footage            Square Footage          Lease
            Location                     Manufacturing          Admin & Distribution    Expiration
            --------                     -------------          --------------------    ----------
1.   Wilsonville, Oregon                     9,000                    34,000             June 2004
2.   Mississauga, Ontario                   16,000                     3,000             November 2000
3.   Mississauga, Ontario                    4,000                         -             May 2000
4.   Richmond, British Columbia              2,000                     3,100             June 2001
5.   Providence, Rhode Island                    -                    12,000             April 1999

         Each of the manufacturing facilities has extensive leasehold improvements and production equipment. In April 1997, the Company consolidated its Oregon facilities into one new building in Wilsonville, Oregon. PML's Corporate headquarters, a manufacturing unit and a distribution center are now located in this facility. The move eliminates inefficiencies associated with the operation of multiple facilities and it provides additional capacity for anticipated growth in current product lines and in potential new business areas.

         The Wilsonville production facility supplies conventional culture media to the western United States region and provides specialty products to all other locations. Equipment for the production of PML's PHASE2(R) blood culture system, DUOTEK sterility testing system, MIC panels, and dehydrated media are also located in Wilsonville.

         The Richmond facility produces and distributes high volume culture media for western Canada and also produces PML's line of parasitology products. The Mississauga plant produces mostly high-volume culture media for eastern Canada and for the northern United States regions, and much of PML's industrial contact plate product line. A second Mississauga facility assembles parasitology kits on a contract basis for various Canadian accounts.

Item 3.  Legal Proceedings

         Occasionally, the Company is a party to incidental suits or other legal actions arising in the ordinary course of its business. The Company is not aware of any pending or existing material lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting on November 6, 1997 at its Wilsonville, Oregon facility. Four members of the Board of Directors were elected and Price Waterhouse, LLP was ratified as independent auditors. The directors elected and the votes cast for all matters are as follows:

                                            Votes For   Votes Against   Abstain
                                            ---------   -------------   -------

         Kenneth L. Minton                  1,046,455        250          2,875
         Arthur R. (Ron) Torland (CLASS B)    211,551          0              0
         Craig S. Montgomery (CLASS B)        211,551          0              0
         Douglas C. Johnson (CLASS B)         211,551          0              0


         Ratification of auditors           1,261,006        125              0

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

         For the Quarterly                    High               Low
         Period Ended                         Bid Price        Bid Price
         ------------                         ---------        ---------

         May, 1998                           $1.25000          $0.87500
         February, 1998                      $2.62500          $1.25000
         November, 1997                      $2.37500          $1.31250
         August, 1997                        $1.37500          $0.59375
         May, 1997                           $0.59375          $0.59375
         February, 1997                      $0.59375          $0.59375
         November, 1996                      $0.62500          $0.62500
         August, 1996                        $0.53125          $0.37500

         The Company has not paid any cash dividends on the Common Stock in the past and anticipates that, for the foreseeable future, it will retain any earnings available as dividends for use in its business. The Company's loan agreement does not allow the Company to declare or pay cash dividends without the written consent of the bank. The preferred shares have a provision which calls for the accretion of dividends annually at a rate of prime plus 1.5%. May 31, 1998 accreted dividends totaled $196,060. See Note 8 of Notes to Consolidated Financial Statements. Approximately 1,150 record holders of Common Stock existed as of May 31, 1998.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements that involve a number of risks and uncertainties. For example, the Company has stated its belief that sales of industrial products should increase in the coming year, and that reductions in the the cost of goods sold should result from improved operating practices. Future demand for the Company's products, including its industrial products, is inherently subject to supply and demand conditions, and to the unpredictable decisions of other market participants. There can be no assurance that sales will increase generally or within any specified product line or that the Company's margins will stabilize or improve. Other elements that could cause results to differ materially include competitive pressures and factors listed from time to time in the Company's reports to the Securities and Exchange Commission, including, but not limited to, this report on Form 10-KSB.

Year 2000 Issue
---------------

         The Company recognizes the importance to its operations and reporting systems of Year 2000 issues and is addressing this issue to ensure that the reliability of its operations as well as the availability and integrity of its financial systems will not be adversely impacted by Year 2000 computer technology software failures.

In that regard the Company is attempting to identify all internal information technology ("IT") and non-IT systems which may be affected by the Year 2000 issues as well as trying to assess third party IT and non-IT that the Company relies upon and the third parties' Year 2000 readiness.

         Between September 1996 and March 31, 1998 the Company evaluated, selected, and appointed a task team to upgrade and install a completely new MIS system which the vendor represents to be fully Year 2000 compliant. This system is now operational in all but one of the Company's locations and is expected to be fully operational throughout the Company by May 31, 1999. This new IT software package controls major operational systems including purchasing, scheduling, inventory control, sales and distribution as well as providing the Company's new financial systems. The financial impact for the new MIS system was about $350,000 for capital and $70,000 for excess labor and other expenses in fiscal 1998.

         The Company is currently developing a plan to identify Year 2000 readiness issues pertaining to internal and external communication systems and desk top systems as well as developing a questionnaire to aid in assessing Year 2000 readiness of its third party providers including those third parties who provide financial, payroll, communications and component services to the Company. This plan is expected to be ready by December 1998 and the Company expects to substantially complete its evaluations of these remaining Year 2000 issues by the end of its fiscal 1999 year. The financial impact of future required system improvements is not anticipated to be material. The Company will also be working on contingency plans for material IT and third party providers that the Company relies upon, but at this time it is too soon for the Company to determine if these contingency plans will be needed.

         The above statements contain certain risks and uncertainties. Although the Company is continuing to thoroughly examine its Year 2000 readiness, there is no assurance that it can identify all Year 2000 issues. These risks and uncertainties could include the risk of unidentified bugs in the source code of packaged or custom software, misrepresentations by third party vendors, unidentified dependency upon a system that is not Year 2000 ready, unidentified non-IT systems, or misdiagnosed Year 2000 readiness in current systems.


Results of Operations
---------------------

         Fiscal 1998 was targeted by the management of the Company as an "investment year for the future." Management devoted a substantial amount of time, and of the Company's resources, to updating manufacturing facilities that were outdated, information systems that would not take the Company into the year 2000, establishing product distribution channels, developing new products, and determining a new strategic sales and marketing direction.

         Most of the Company's resources and earnings this year were used to launch the Company on its new path of growth and increased profitability. During the fiscal 1998 year, the Company made over $600,000 in internal investments in several areas which are expected to substantially improve its long-term growth and profitability. These investments, which increased both Cost of Goods Sold
(COGS) and Selling, General, and Administrative (SG&A) expenses, have already started to benefit operational efficiencies, sales growth, and the strategic re-direction of the Company. Management anticipates that many of these increases will not recur in future periods, resulting in reduced expense levels in the future. In addition, over $60,000 in Canadian exchange loss was incurred which may or may not be incurred in the future.

         Some of the more significant investments are summarized below:

         Year 2000 Information Systems - A new fully integrated computer information system was installed during the year and launched in April 1998. While this does not resolve all of the Company's Year 2000 issues, it is expected to eliminate most of them The cost to this year's operations, due mainly to excess labor expenses, is estimated at $70,000.

         Oregon Facility Consolidation - During the first quarter of fiscal 1998, the Company successfully completed a major consolidation of its three Portland, Oregon manufacturing, distribution, and headquarter facilities into one combined state-of-the-art corporate headquarters, distribution, and manufacturing facility in Wilsonville, Oregon. This new facility has more square footage, two and one-half times the manufacturing capacity, and costs less per month to operate than the old facilities. The "one time" cost to this year's operations is estimated at more than $100,000.

         Vancouver, B.C. Manufacturing Closure - Because of the expanded manufacturing capacity in the new Oregon facility, the need for the Vancouver manufacturing facility was no longer required. All costs associated with the July 1998 planned closure were accrued into fiscal 1998. The cost to this year's operations was approximately $30,000.

         New Product Launch - Several new products and OEM prototype development, validation, and set-up costs were incurred this fiscal year. Management anticipates significant future revenue from these products. The cost incurred in this year's operations is estimated at nearly $200,000.

         Sales and Marketing Support - Substantial investments were made during fiscal 1998 to turn around the multi-year sales decline that the Company has been incurring for the past three years. A strong push to develop new distribution channels, new marketing material, and a totally new strategic sales direction was accomplished. The estimated cost for all these efforts is estimated at nearly $160,000.

         Employment Lawsuit - The Company vigorously defended itself against a lawsuit brought by a former employee alleging several employment violations. The Company was successful in having all counts dismissed. The cost of defending this lawsuit was approximately $40,000.

         Canadian Exchange Loss - The Company has significant Canadian operations that have been negatively affected by the decline in the US/Canadian exchange rate. The effect on this fiscal year amounted to a sales decrease in US dollars of about $200,000 and exchange loss of more than $61,000.

         It is management's opinion that the significant investments outlined above have positioned the Company for the stable, profitable path on which the Company has now embarked.

         The Company had its third successive profitable year in fiscal 1998, earning net income of $38,930 but a ($0.01) per share basic loss for the year after accretion of preferred stock dividends, compared with a net income of $669,371 or $0.31 per share basic earnings the prior year. However, net sales improved to $13,935,858 in fiscal 1998 which represents a 4.6% increase over net sales of $13,319,120 for fiscal 1997. Gross profit decreased to 38.3% of sales down from 39.1% in the prior year. This decrease was due mainly to expenses associated with combining three Oregon locations into one new facility at the beginning of fiscal 1998. Operating ( selling, general and administrative) expenses increase to 35.3% of sales in 1998 compared to 33.5% in 1997. The increase was due mainly to wage and salary increases and higher depreciation from leasehold improvements and other capital investments.

         The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to sales for the period indicated.


                                                             Percent of Sales
                                                            Year Ended May 31,
                                                          ----------------------

                                                            1998          1997
                                                           -----         -----

         Net Sales                                         100.0%        100.0%
         Cost of Goods Sold                                 61.7          60.9
                                                          ------        ------
         Gross Profit                                       38.3          39.1
         Selling, general and administrative expenses       35.3          33.5
                                                          ------        ------
         Operating Income                                    3.0           5.6
         Other expense                                       2.4           2.2
                                                          ------        ------
         Income before income taxes                          0.6           3.4
         Income tax expense (benefit)                        0.3          (1.6)
                                                          ------        ------
         Net income                                          0.3%          5.0%
                                                          ======        ======

Year Ended May 31, 1998 compared With Year Ended May 31, 1997
-------------------------------------------------------------

         Sales in fiscal 1998 totalled $13.9 million, an increase of $617,000 or 4.6% year-over-year. This increase was mainly in the industrial sector and was due primarily to the full year impact of the Company's distribution agreement with VWR.

         Gross profit decreased to 38.3% of sales down from 39.1% in the prior year. The decrease in fiscal 1998 was mainly due to expenses at the beginning of the fiscal year associated with combining three Oregon facilities into one new Oregon facility and expenses associated with new product launch. Management believes that there have been no other changes in its sales or operations that would materially affect gross profit.

         Operating (selling, general and administrative) expenses increased to 35.3% of sales in 1998 compared to 33.5% in 1997. The increase was due mainly to wage and salary increases, marketing investments, MIS new system expenses, and higher depreciation from leasehold improvements and other capital investments.

QUARTERLY FINANCIAL INFORMATION (Unaudited)
-------------------------------------------

         The following is a summary of unaudited operating results by quarter for the fiscal years ended May 31, 1998 and 1997:

         1998                             1st Qtr      2nd Qtr      3rd Qtr      4th Qtr       Total
         Net sales                      $3,430,884   $3,534,612   $3,472,101   $3,498,261   $13,935,858
         Gross profit                    1,358,058    1,315,353    1,379,064    1,283,013     5,335,488
         Net income (loss)                  32,708       (3,101)      24,043      (14,720)       38,930
         Basic earnings (loss) per share      0.01        (0.01)        0.01        (0.01)        (0.01)
         Diluted earnings (loss) per share*   0.01        (0.01)        0.01        (0.01)        (0.01)

         1997                             1st Qtr      2nd Qtr      3rd Qtr      4th Qtr       Total

         Net sales                      $3,240,712   $3,386,393   $3,280,227   $3,411,788   $13,319,120
         Gross profit                    1,215,799    1,350,030    1,360,947    1,433,223     5,359,999
         Net income                          8,598      110,719      100,373      449,681       669,371
         Basic earnings per share             0.00         0.05         0.04         0.22          0.31
         Diluted earnings per share*          0.00         0.05         0.04         0.20          0.30

* Where the effect of the diluted earnings (loss) per share calculation would have been anti-dilutive, the diluted earnings (loss) per share have been restated to be the same as the basic earnings (loss) per share.

Liquidity and Capital Resources

         The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At May 31, 1998, the Company had negative working capital of approximately $114,000 compared with positive working capital of about $99,000 at May 31, 1997. Much of the decrease in the current year was due to the internal investments previously discussed. In addition, fiscal 1997 was favorably impacted by eliminating the Company's deferred tax valuation reserve which increased current assets last year by $220,000 partially offset by an increase in the Company's bank line of credit of about $140,000. The ratio of current assets to current liabilities was .98 at May 31, 1998 compared to 1.03 at May 31, 1997. Quick liquidity (current assets less inventories to current liabilities) was .57 at May 31, 1998 and .62 at May 31, 1997. The twelve-month average collection period for trade receivables was
52.1 days at May 31, 1998 compared with 49.4 days at May 31, 1997.

       Net cash used by operating activities was $164,898 in fiscal 1998 compared with $404,915 provided by operations in fiscal 1997. The negative cash this year was mainly from building inventory to support anticipated sales growth. Net cash used in investing activities was $374,629 in fiscal 1998 compared with $637,316 used by the Company in investing activities in fiscal 1997. The Company spent $414,158 on the purchase of plant, property and equipment during fiscal 1998, compared with $659,982 in fiscal 1997. Financing activities provided cash of $628,622, primarily from an increase in the bank line of credit and a long term lease on the Company's new MIS reporting system, compared with $296,924 provided by the bank line of credit and long term bank loans from the Company's new lender in fiscal 1997.

       The Company negotiated a larger and more favorable four year financing agreement with another lender effective December 1, 1996. The new financing agreement included interest at prime plus 2.5% which was lowered to 2.0% on June 1, 1997 and will decrease in future years if certain financial ratios are met. In addition, the loan allows the Company to borrow against both equipment and inventory as well as accounts receivable. Proceeds from the new loan were used to pay off all outstanding debt from the prior lender and will provide the funds for future expansion and capital expenditures. The Company has already used part of these new funds to achieve cost efficiencies by consolidating all its Oregon facilities and making much needed improvements in MIS systems. Management expects that both of these investments will payback in about two years.

       As part of the new financing agreement, the Company obtained a new line of credit that has a current maturity date of November 30, 2000. The new line of credit is secured substantially with all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. The Company also borrowed $400,000 on December 1, 1996, under a new four-year loan secured by eligible operating equipment. The rate of interest charged on the line is prime plus 2.0% and will decrease next year if the company meets certain financial ratios. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities.

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

       The Company's total debt structure at May 31, 1998 was as follows:

                                                                           Long-Term      Current-Portion
                                                                       --------------     -------------
     Revolving credit at prime plus 2.0%, due November 30, 2000         $            0     $   1,987,548
     Note payable at prime plus 2.0%, due November 30, 2000                    158,314           100,008
     Note payable at prime plus 1.25%, due November 1998                             0             6,383
     Note payable at 10%, due January 1999                                           0            10,000
     Note payable at prime plus 1%, due December 1999                           35,821            11,679
     Note payable at 8%, due May 2000                                           27,873            25,737
     Capital Lease obligations, due January 2001                               122,197            90,731
     Note payable at 6%, due May 2005                                           60,000            10,000
     Note payable at 12%, due April 2000                                        64,770            17,498
     Trade A/P converted to notes payable at 6%, due February 2001             368,397           140,220
                                                                        --------------     -------------

     Total  long  debt                                                  $      837,372     $   2,399,804

     Total Notes payable to related parties                                          0           247,551
                                                                        --------------     -------------

     Total long and short term debt                                     $      837,372     $   2,647,355
                                                                        ==============     =============

Item 7.  Financial Statements and Supplementary Data

         The information required by this item is included on pages F-1 to F-19 of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting Disclosure

         PML's independent accountants, PricewaterhouseCoopers LLP, (formerly Price Waterhouse, LLP) were engaged on May 21, 1996 and have been re-engaged for each year since that date. There have been no disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                    PART III


Item 9.  Directors,  Executive  Officers,  Promoters   and   Control  Personnel;
         Compliance with Section 16(a) of the Exchange Act


Directors and Executive Officers of the Company
-----------------------------------------------

         The directors and executive officers of the Company are as follows:

                                                                  Term as
                Name                       Position           Director Expires
                ----                       --------           ----------------

         A. Ron Torland              Chairman of the Board         1998

         Kenneth L. Minton           President and
                                     Chief Executive Officer
                                     Director                      1998

         James N. Weider             Chief Financial Officer,
                                     Vice President-Finance,
                                     Secretary, Treasurer          N/A

         Douglas C. Johnson          Director                      1998

         Craig S. Montgomery         Director                      1998


         A. Ron Torland, age 51, has been employed by the Company or its predecessor since 1970. He became Chairman of the Board in 1988, was Chief Executive Officer from 1988 to 1996, and was President from 1982 to 1988. He was Treasurer from 1972 to 1996 and a member of the Board of Directors since the Company was incorporated in 1972. Mr. Torland holds a B.S. degree in business administration and served in the U.S. Army from 1968 to 1970.

         Kenneth L. Minton, age 48, was hired as the Company's President and Chief Executive Officer in April, 1996, and was elected to the Board of Directors in November, 1997. Prior to joining PML, he was President and Chief Operating Officer of Hind, Inc., a manufacturer and distributor of high end sports apparel from 1993 to 1996, and Vice President of Microwave Applications Group, an electronics manufacturer, from 1985 to 1993. Prior to 1985, Mr. Minton had extensive experience in operations, finance, sales and marketing in several industries. Mr. Minton holds a B.S. degree in Business Administration.

         James N. Weider, age 55, has been employed by the Company since August, 1995 as its CFO, Vice-President - Finance and Secretary. He also became Treasurer in 1997. He has both a B.S. in business administration, with a major in accounting, and an MBA from The Ohio State University, and has also passed the CPA exam. Prior to coming to the Company, Mr. Weider was the Vice President
- Finance at TNT Reddaway Truck Line from 1989 to 1995 and spent six years with Tektronix and seventeen years with International Harvester.

         Douglas C. Johnson, age 42, has been a director of the Company since March, 1996. He holds a B.A. degree in Music from Fort Wright College in Spokane, Washington, and a Masters Degree from the University of Southern California in Los Angeles. He has been a professional opera singer for 13 years and returned to the U.S. four years ago after nine years in Europe.

         Craig S. Montgomery, Ph.D., 44, has been a director of the Company since March, 1996. He is a licensed clinical psychologist. From 1983 to 1991, he was Program Director of New Day Center, Portland, Oregon, a residential and outpatient facility for chemical dependency treatment. From 1991 to 1993, he was Clinical Supervisor of both the New Day Center and the Dual Diagnosis program at Portland Adventist Hospital and Caremark Behavioral Health Services. He is now in private practice. Dr. Montgomery holds a Masters Degree from Pepperdine University and a Ph.D. from the California School of Professional Psychology in San Diego, California.

         No director holds a directorship in any other Company reporting under the Securities and Exchange Act of 1934.

Significant Employees
---------------------

         There are no significant employees other than those listed above.

Family Relationships
--------------------

         Mr. Torland and Dr. Montgomery are stepbrothers. Mr. Johnson is Dr. Montgomery's and Mr. Torland's brother-in-law.

Involvement in Certain Legal Proceedings
----------------------------------------

         None.

Item 10.  Executive Compensation

         The following table sets forth the compensation of all executive officers of the Company for the fiscal year ending May 31, 1998 and 1997, who earned total annual salary and bonuses during that period in excess of $100,000.

     Name of Individual         Annual Compensation
        and Position                   Year              Salary         Bonus        Other Compensation
        ------------                   ----              ------         -----        ------------------
     Kenneth L. Minton, CEO            1998              150,026          None           None
                                       1997              150,023        66,389           None

     Woody Streb, VP Marketing         1998              103,025         8,000           None
                                       1997               92,447        25,000           None

         No officer, director or employee was beneficiary of any long-term compensation or other compensation in excess of the dollar values reflected in item 402(b)(2)(iii)(c). No director received any compensation for his or her services as a director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the ownership of issued and outstanding shares of the Company as of the date hereof by each director, executive officer, and person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities as of August 31, 1998:



                                                       Amount and
                     Name and Address                  Nature of        Percent
Title of             of Beneficial                     Beneficial       of
Class                Owner                             Ownership        Class
-------------        -----------------------------     -------------    -------
Common Shares        A. Ron Torland                     157,381 (1)      8.8%
                     10595 SW Kiowa Street
                     Tualatin, OR  97062

Common Shares        Arthur N. Torland                  146,392          8.2%
                     10755 SW Lucas
                     Tualatin, OR  97062

Common Shares        Julian G. Torland                  267,900         15.1%
                     11100 SW North Dakota Street
                     Tigard, OR  97223

Common Shares        Douglas C. & Joanne E. Johnson     240,832 (2)     13.5%
                     8728 SW Pamlico Court
                     Tualatin, OR  97062

Common Shares        Craig S. Montgomery                141,243 (3)      7.9%
                     12600 SE Rachella Court
                     Boring, OR  97009

Common Shares        Marcia & Stan Drake                 95,243          5.3%
                     28890 S. Beavercreek Rd.
                     Mulino, OR  97042

Common Shares        Mary Lou Ham                      141,243 (4)       7.9%
                     3363-B Blaine Rd.
                     Moscow, ID  83843

--------
1 Includes 1,000 shares owned by Janice Torland, Ron Torland's wife. Also includes 23,500 shares owned by Kris Torland, Ron Torland's daughter. Kris Torland lives at home but is an adult and Ron Torland disclaims any beneficial interest in these shares.

2 Includes 70,743 shares owned by Joanne Johnson, Doug Johnson's wife. Includes 70,500 shares owned by the Johnson children.

3 Includes 70,500 shares owned by the Montgomery children.

4 Includes 70,500 owned by the three Ham children. However, one of the Ham children is an adult who owns 23,500 of these 70,500 shares and Mary Lou Ham disclaims any beneficial interest in these shares.

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


         The directors and officers of the Company, as a group, own 539,456 common shares, representing 30.3% of that class, and 142,902 shares of Class B common shares, representing 67.5% of that class, and 1,500 shares of Class A convertible preferred, representing 30.3% of that class.

         There are no arrangements which may result in a change of control of the Company.

Itwm 12.  Certain Relationships and Related Transactions

         The Company currently leases equipment and formerly leased laboratories and office facilities from Arthur & Bessie Torland, Julian Torland, and Ron Torland, some of whom hold more than ten percent of certain classes of voting securities of the Company under three operating leases. Total rental expense incurred under these four operating leases was approximately $80,500 and $150,000 in fiscal 1998 and 1997, respectively. (See Note 11 on Notes to Consolidated Financial Statements.

         The Company has a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). See Patents and Licenses. Under the agreement which extends for six years, the Company will manufacture and market products developed by DDI and pay a royalty based upon the number of units sold. Total royalties of $11,403 were incurred in fiscal 1998 and $28,855 in fiscal 1997. DDI is owned by Messrs. Arthur and Ron Torland, both shareholders owning more than ten percent of a class of stock of the Company. Ron Torland is also a director of the Company.

         Joanne E. Johnson, wife of director Doug C. Johnson; Ron Torland, a stockholder and director; Arthur & Bessie Torland, shareholders; and L. Bruce Ham, brother-in-law of a director all have five year six percent notes issued in fiscal 1996. In fiscal 1996 this group of shareholders paid off a small group of the Company's Accounts Payable vendors who would not accept the Company's offer to exchange these liabilities for five year notes. Instead the Company issued these notes to this group of shareholders and the notes now have a balance of $71,212 at May 31, 1998.

         There are no other transactions, or series of similar transactions, involving amounts in excess of $60,000.


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits
-------------

Exhibit                    Description of Exhibit
-------                    ----------------------

    3             Articles of Incorporation and Bylaws

    4             Instruments defining the rights of holder (none)

    9             Voting Trust Agreement (none)

   10             Material contracts
                  a.       Employment Agreement with Lester L. Leno
         *        b.       Employment Agreement with Kenneth L. Minton
         *        c.       Incentive Plan for VP Sales/Marketing
                  d.       1994 Stock Option Plan for Non-employee Directors.
                  e.       1994 Stock Option Plan


   16             Letter on changes and certifying accountants

   18             Letter on change in accounting principles

   19             Previously unfiled documents (none)

   21             Subsidiaries of Registrant

   22             Published report regarding matters submitted to vote (none)

   23    *        Consent of independent accountants

   24             Power of Attorney (none)

   28             Additional exhibits (none)

         Each exhibit marked with a single asterisk is filed with this report on form 10-KSB. Except as otherwise indicated, each exhibit not so marked is incorporated by reference to the exhibit filed by the Company with its previous filings to the SEC.


(b)  Reports on Form 8-K.
-------------------------

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Wilsonville, State of Oregon, on September 4, 1998.

                                      PML, INC.

                                      By: /s/ Kenneth L. Minton

                                      Kenneth L. Minton, Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on September 4, 1998, on behalf of the Company and in the capacities indicated.


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



/s/Doug C. Johnson          Director
---------------------
Doug C. Johnson



/s/Craig S. Montgomery      Director
---------------------
Craig S. Montgomery

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of PML, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of PML, Inc. (formerly MEDA, Inc.) and its subsidiary at May 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
August 21, 1998

PML, INC.
CONSOLIDATED BALANCE SHEETS




                                                                            May 31,                 May 31,
Assets                                                                        1998                    1997
                                                                         ----------------        ----------------
Current Assets:
  Cash                                                                   $       163,505         $        74,410
  Trade accounts receivable, less allowance for doubtful                       2,145,257               1,773,446
    accounts of $30,000 and $81,609
  Inventories                                                                  1,916,818               1,460,064
  Deferred income taxes                                                          276,604                 318,854
  Prepaid expenses and other current assets                                      113,931                  70,669
                                                                         ----------------        ----------------

     Total Current Assets                                                      4,616,115               3,697,443
                                                                         ----------------        ----------------

Property, plant and equipment - net                                            1,754,993               1,717,951
Intangible assets - net                                                           20,928                  14,990
Other assets                                                                     126,453                 133,365
                                                                         ----------------        ----------------

          Total Assets                                                   $     6,518,489         $     5,563,749
                                                                         ================        ================


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                       $     1,505,707         $     1,054,462
  Accrued salaries and wages                                                     256,027                 375,249
  Accounts payable - related parties                                                   -                   2,174
  Other accrued liabilities                                                      321,415                 364,076
  Notes payable - related parties                                                247,551                 247,551
  Bank line of credit                                                          1,987,548               1,248,928
  Current portion capital lease obligations                                       90,731                  40,143
  Current portion of borrowings - related parties                                 73,507                  69,073
  Current portion of borrowings                                                  248,018                 196,574
                                                                         ----------------        ----------------

     Total Current Liabilities                                                 4,730,504               3,598,230
                                                                         ----------------        ----------------


Capital lease obligations, less current portion                                  122,197                  40,246
Borrowings - related parties less current portion                                115,197                 164,958
Borrowings, less current portion                                                 599,978                 850,507
                                                                         ----------------        ----------------
     Total Borrowings. less current portion                                      837,372               1,055,711
                                                                         ----------------        ----------------


Commitments and contingencies                                                          -                       -
                                                                         ----------------        ----------------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                                    -                       -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                       691,060                 641,561
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 and 1,776,816 shares respectively            17,804                  17,768
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                         2,116                   2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                                   -                       -
  Additional Paid In Capital                                                     146,540                 144,701
  Retained Earnings                                                               93,093                 103,662
                                                                         ----------------        ----------------
     Total Stockholders' Equity                                                  950,613                 909,808
                                                                         ----------------        ----------------
          Total Liabilities and Stockholders' Equity                     $     6,518,489         $     5,563,749
                                                                         ================        ================

The accompanying  notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS





                                                  For The Years Ended
                                                        May 31,
                                                 1998             1997
                                           ---------------------------------


Net sales                                  $   13,935,858     $  13,319,120

Cost of goods sold                              8,600,370         8,110,381
                                           ---------------    --------------

     Gross profit                               5,335,488         5,208,739

Operating expenses                              4,914,652         4,453,954
                                           ---------------    --------------

Operating income                                  420,836           754,785

Other expense:
  Interest expense                                334,299           282,016
  Other                                               586            13,612
                                           ---------------    --------------
     Total other expense                          334,885           295,628
                                           ---------------    --------------

Income before income taxes                         85,951           459,157

Income tax expense (benefit)                       47,021          (210,214)
                                           ---------------    --------------

Net income                                 $       38,930     $     669,371
                                           ===============    ==============


Basic (loss) income per share              $        (0.01)    $        0.31
                                           ===============    ==============

Diluted (loss) income per share            $        (0.01)    $        0.30
                                           ===============    ==============







The  accompanying  notes  are  an  integral  part  of  these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                         Class A                                    Class B                    Retained
                                       Convertible             Common               Common       Additional    Earnings
                                     Preferred Shares          Shares               Shares        Paid-in    (Accumulated
                                    ----------------- --------------------- --------------------
                                     SHARES   AMOUNT    SHARES      AMOUNT    SHARES     AMOUNT   Capital     Deficit)       Total
                                     ------   ------    ------      ------    ------     ------  ---------  ----------       -----

Balance, May 31, 1996                 4,950 $ 592,974  1,776,816  $ 17,768    211,551  $ 2,116   $  144,701 $ 517,122)   $  240,437
  Preferred Stock dividends accreted           48,587                   -                -            -       (48,587)            -
  Net income                                        -                   -                -            -       669,371       669,371
                                    -----------------------------------------------------------------------------------------------
Balance, May 31, 1997                 4,950 $ 641,561  1,776,816  $ 17,768    211,551  $ 2,116   $  144,701 $ 103,662    $  909,808
                                    ===============================================================================================


Balance, May 31, 1997                 4,950 $ 641,561  1,776,816  $ 17,768    211,551  $ 2,116   $  144,701 $ 103,662    $  909,808
  Preferred Stock dividends accreted           49,499                    -                   -            -   (49,499)            -
  Common Stock returned and canceled                -       (125)       (1)                  -            1         -             -
  Stock options exercised                           -      3,750        37                   -        1,838         -         1,875
  Net income                                        -                    -                   -            -    38,930        38,930
                                    -----------------------------------------------------------------------------------------------
Balance, May 31, 1998                 4,950 $ 691,060  1,780,441  $ 17,804    211,551  $ 2,116   $  146,540 $  93,093    $  950,613
                                    ===============================================================================================














The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For The Years Ended
                                                                                              May 31,
                                                                                   1998                     1997
                                                                           ---------------------------------------------
Cash Flows from Operating Activities:
     Net  income                                                           $            38,930      $           669,371
     Adjustments to reconcile net income to
            net cash provided by (used in) operating activities:
         Depreciation and amortization                                                 361,247                  279,275
         (Gain) loss on sale of equipment                                              (19,297)                   3,449
         Changes in:
            Accounts receivable                                                       (371,811)                (121,528)
            Inventories                                                               (456,754)                 (37,315)
            Deferred income taxes                                                       42,250                 (220,854)
            Other assets                                                               (46,650)                 (97,202)
            Accounts payable and accrued liabilities                                   287,187                  (70,281)
                                                                           --------------------    ---------------------
            Total adjustments                                                         (203,828)                (264,456)
                                                                           --------------------    ---------------------
         Net cash (used in) provided by operating activities                          (164,898)                 404,915

Cash Flows from Investing Activities:
     Proceeds from sale of assets                                                       39,529                   22,666
     Purchase of property, plant and equipment                                        (414,158)                (659,982)
                                                                           --------------------    ---------------------
         Net cash used in investing activities                                        (374,629)                (637,316)

Cash Flows from Financing Activities:
     Net proceeds of bank credit line                                                  738,620                  142,167
     Proceeds from issuance of notes payable - related parties                               -                  169,596
     Repayment of notes payable - related parties                                            -                 (108,453)
     Proceeds from issuance of capital lease obligations                               220,000                        -
     Repayment of capital lease obligations                                            (87,461)                 (54,921)
     Proceeds from issuance of long-term debt                                                -                  501,120
     Repayment of long-term debt                                                      (244,412)                (352,585)
     Proceeds from issuance of common stock                                              1,875                        -
                                                                           --------------------    ---------------------
         Net cash provided by financing activities                                     628,622                  296,924
                                                                           --------------------    ---------------------
Increase in cash                                                                        89,095                   64,523

Cash at beginning of period                                                             74,410                    9,887
                                                                           --------------------    ---------------------

Cash at end of period                                                      $           163,505      $            74,410
                                                                           ====================    =====================


Supplemental Disclosures:
     Interest paid                                                         $           342,631      $           264,776
     Income tax paid                                                                    10,117                    5,503
     Non Cash Items:
         Preferred stock dividends accreted                                             49,499                   48,587
         Accounts payable exchanged for long-term debt and notes payable                     -                    5,981
         Common Stock returned and canceled                                                  1                        -



The accompanying notes are an integral part of these statements.

PML, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

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

       Intangible Assets - Intangible assets include a covenant not to compete, customer lists, costs in excess of fair value of assets acquired, and patents. The covenant not to compete is being amortized on the straight-line method over five years, the term of the agreement. The customer lists are being amortized on the straight-line method over their expected useful lives of five and ten years. Cost in excess of fair value of the assets acquired is being amortized on the straight-line method over five years. Both the covenant not to compete and customer lists are now fully amortized. Accumulated amortization at May 31, 1998 and 1997, was $244,862 and $240,499, respectively.

       Profit Sharing Plan - The Company has a profit sharing plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible U.S. employees may contribute up to 15% of their compensation with a Company match, at its option, up to 3% of the employees' total compensation. The Company also has a profit sharing plan which covers eligible Canadian employees. The Company is required to fund out of profits a minimum contribution of $100 (CDN) per participant. The Company recorded $4,819 of profit sharing expense in fiscal 1998 and a profit sharing expense in fiscal 1997 of $4,971.

       Foreign Currency - The financial statements and transactions of the Company's Canadian division are maintained in Canadian dollars and remeasured into the Company's functional currency (U.S. dollars) in accordance with Statement of Financial Accounting Standards ("SFAS") No.
       52. Nonmonetary balance sheet items are remeasured at historical exchange rates. Revenues and expenses are remeasured at the average exchange rate for each fiscal year. See Note 12.

       Net Income (Loss) Per Common Share - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." In accordance with this pronouncement, the Company adopted the new standard for periods ended after December 15, 1997 and restated previous periods' earnings per share. The table showing the effect of this standard on the reported earnings per share is displayed in Note 13.

       Fair Value of Financial Assets and Liabilities - The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for monetary assets and liabilities of similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of May 31, 1998.

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

       New Accounting Pronouncements:- Between June 1997 and June 1998, the FASB issued three pronouncements. Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (FAS 131), and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133), which will be effective in future reporting periods. Management has evaluated the provisions of these pronouncements and expects that their adoption will have no effect on results of operations or the financial position of the Company.

       Concentration of Credit Risk:- Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company sells to both clinical and industrial customers who traditionally pay in the 60 to 90 day range. However, this customer base is very stable and the Company has experienced a very low level of uncollectible accounts in the past. Concentration of credit risk with respect to trade receivables is limited because a relatively large number of customers are spread throughout the United States and Canada. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations for all new customers and requires advance payments if deemed necessary.

       Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on previously reported net income or stockholder's equity.


3.     INVENTORIES

       Inventories consisted of the following:

                                                         May 31,
                                              -----------------------------
                                                   1998             1997

       Raw materials                          $    982,159     $    756,388
       Work-in-process                              31,013            4,583
       Finished goods                              903,646          699,093
                                              ------------     ------------

              Total inventories               $  1,916,818     $  1,460,064
                                              ============     ============




4.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

       Prepaid expenses and other current assets consisted of the following:

                                                         May 31,
                                              -----------------------------
                                                   1998             1997

       Prepaid expenses and deposits          $    109,363     $     70,622
       Other receivables                             4,568               47
                                              ------------     ------------

          Total prepaid expenses and other
          current assets                      $    113,931     $     70,669
                                              ============     ============

5.     PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment consisted of the following:

                                                                     May 31,
                                                          -----------------------------
                                                              1998             1997
       Manufacturing equipment                            $ 2,549,702      $ 2,409,482
       Office furniture and equipment                       1,189,254        1,049,809
       Service vehicles                                        19,756           57,522
       Leasehold improvements                                 738,464          660,581
                                                          -----------    -------------

             Subtotal                                       4,497,176        4,177,394
       Less accumulated depreciation and amortization      (2,742,183)      (2,459,443)
                                                          -----------      -----------

             Property, plant, and equipment - net         $ 1,754,993      $ 1,717,951
                                                          ===========      ===========

6.     NOTES PAYABLE TO RELATED PARTIES

       Notes payable to related parties consisted of unsecured demand notes at prime rate plus 1% (9.5% at both May 31, 1998 and 1997) totaling $247,551 at both May 31, 1998 and 1997.

       These related party notes are due upon demand based upon the original promissory notes, and are therefore classified within current liabilities. However, the Company does not anticipate paying these notes in fiscal 1999 as they are subordinated to the debt of the Company's primary lender.


7.     BORROWINGS

       The Company has a $2,500,000 revolving line of credit with its primary lender which is due November 20, 2000. The line is at prime rate plus 2.0% or 10.5% at May 31, 1998 and is collateralized by accounts receivable and inventory. The line is treated as current because we pay down and borrow against it almost on a daily basis. The amount borrowed was $1,987,548 and $1,248,948 at May 31, 1998 and 1997, respectively.

       Borrowings consisted of the following:
                                                                                             May 31,
                                                                                ---------------------------------
                                                                                      1998             1997
          Norwest Business Credit, Inc.:
              Note payable  through  November  2000 in  monthly  installments of
                  $8,334  plus  interest  of prime  plus 2.0%  (10.5% at May 31,
                  1998) and 2.5% (11% at May 31, 1997) collateralized
                by substantially all of the Company's equipment.                      258,322          358,330
         JP Wilsonville, LLC:
              Unsecured  note  payable  due in  monthly  installments  of $2,202 including interest of 12% for 36 months and unpaid balance
                due April 1, 2000.                                                     82,268           97,798
         Les Leno:
              Note payable through May 2005 in yearly principal  installments of
                $10,000, interest at 6% related to
                termination settlement with former president.                          70,000           80,000
         Various Vendors:
              Unsecured notes payable with 6% interest
                due in installments through February 2001.                            437,406          510,953
                                                                                      -------          -------
                                                                                      847,996        1,047,081

              Less current portion of borrowings                                      248,018          196,574
                                                                                      -------          -------

                Total long term borrowings, less current portion                      599,978          850,507
                                                                                      =======          =======



       Borrowings - related parties consisted of the following:

         Various - Related parties:
              Unsecured notes payable with 6% interest
                due in installments through February 2001.                             71,211           82,788
         Ethel Wildt:
              Unsecured note payable with interest at prime plus 1% (9.5% at May
                31, 1998) due November 1998
                 to related party.                                                      6,383           18,277
         Mary Brown:
              Unsecured note due in installments of $2,425, including
                interest at 8% through May 2000 related to repurchase                  53,610           75,466
                of common stock.
         Ronald Torland:
              Unsecured demand note with interest at 10% due
                January 1999 to a related party.                                       10,000           10,000



         Ronald Torland:
              Unsecured note payable with interest at prime plus 1% (9.5% at May
                31, 1998) due December 1999 to a
                related party.                                                         47,500           47,500
                                                                                      -------          -------
                                                                                      188,704          234,031

           Less current portion of borrowings - related parties                        73,507           69,073
                                                                                      -------          -------

                Total long-term borrowings-related parties, less current portion    $ 115,197        $ 164,958
                                                                                    =========        =========

       Aggregate maturities of borrowings for the years ending subsequent to May 31, 1998 are as follows:

           1999                                               $ 2,309,073
           2000                                                   419,061
           2001                                                   244,955
           2002                                                    21,159
           2003                                                    10,000
         Thereafter                                                20,000

                Total                                         $ 3,024,248
                                                              ===========


       The various debt agreements with Norwest Business Credit, Inc. contain covenants which require the Company, among other things, to meet certain objectives with respect to debt service coverage and net income. In addition, the agreements place certain limitations on dividend payments, capital expenditures, lease rental payments and other outside borrowings. The Company is either in compliance with all debt covenants or has been granted waivers where applicable.

8.     STOCKHOLDERS' EQUITY

       Class A convertible Preferred Shares - In fiscal 1993, the Board of Directors adopted a resolution authorizing 7,500 Class A Convertible Preferred Shares under the following terms and conditions:

       Stated Value - $100 per share.

       Conversion Feature - Convertible by the holder into Common Shares at a rate of one Common Share for each $2.80 of preferred share stated value.

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

       Stock Option Plans - Effective September 6, 1994, the Board of Directors adopted the "1994 Stock Option Plan" and the "1994 Stock Option Plan for Nonemployee Directors" (collectively, the "Plans"). The Plans authorize 650,000 shares be available for grant to eligible individuals and entities as defined by the Plans. The term of each incentive stock option is 10 years or less as determined by the Plan administrator. Options granted under the Plans generally vest over four to five years beginning one year after the date of grant, and expire ten years or less after the date of the grant. During fiscal 1998 and 1997, the Company granted 80,000 and 70,000 options, respectively, expiring within ten years or less, depending on the specific agreements, at option prices of $0.3125 to $0.625 per share . Only 3,750 of all options granted to date have been exercised.

       A summary of the status of the options granted under the Plans at May 31, 1998 and 1997, together with changes during the periods then ended, are represented below. Options exercisable at May 31, 1998 and 1997 were 173,179 and 161,180, respectively.

                                                                           Weighted Average
                                                                Options     Exercise Price
                                                            -------------  ----------------
           Outstanding at May 31, 1996                           370,000        0.68
               Options granted at market price                    70,000        0.49
               Options exercised                                    -               -
               Options canceled or expired                       (89,286)        0.99
                                                            -------------  -------------
           Outstanding at May 31, 1997                           350,714         0.62
               Options granted at market price                    80,000         0.62
               Options exercised                                  (3,750)        0.50
               Options canceled or expired                       (42,857)        1.03
                                                            -------------  -------------
           Outstanding at May 31, 1998                           384,107         0.58

       The Company applies APB Opinion 25 and related interpretations in accounting for the Option Plans. Accordingly, no significant compensation cost has been recognized in the financial statements for options granted under the Plans, as options are granted at or proximate to the fair market value at time of grant. Had compensation cost associated with the Plans been determined based on the fair market value at the grant date for options under the Plans, consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                  1998           1997
                                                             -------------  -------------
                                                                    (in thousands)
           Net income, as reported                               $38,930        $669,371
           Net income, pro forma                                  $2,067        $643,265
           Basic earnings (loss) per share, as reported           $(0.01)          $0.31
           Diluted earnings (loss) per share, as reported         $(0.01)          $0.30
           Basic earnings (loss) per share, pro forma             $(0.02)          $0.30
           Diluted earnings (loss) per share, pro forma           $(0.02)          $0.29

       The effects of applying SFAS 123 to pro forma disclosures for 1998 and 1997 are not likely to be representative of the effects on reported income for future years, because options vest over several years and additional awards generally are made each year.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: expected volatility of 144% and 114%, respectively; expected dividend yield of 0%; risk-free rate of return of 5.6%; and expected lives of five years.

       Total fair value of options granted was computed to be $45,301 and $32,317 for the years ended May 31, 1998 and 1997, respectively.

       The following table summarizes information about options outstanding at May 31, 1998.

                                                        Weighted Average
              Exercise       Number       Weighted         Remaining
             Price Range    of Shares   Average Price   Contractual Life

           $0.3125-$0.625     359,107       $0.49             2.95
                    $1.50      25,000       $1.50             6.32

       Stock Bonus - No stock bonuses were accrued or paid in the fiscal years ended May 31, 1998 or May 31, 1997.

9.     COMMITMENTS AND CONTINGENCIES

       The Company leases certain laboratories, facilities, and equipment under noncancelable long-term lease arrangements which also require the Company to pay executory costs such as property taxes, maintenance, and insurance. The laboratories, facilities, and equipment leases are operating and capital leases which expire in various years through 2004. Generally, such operating leases include renewal options ranging from one to seven years. Rental expense for operating leases was $593,786 and $578,101 in fiscal 1998 and 1997 respectively. Certain of the operating leases represent related party transactions. See Note 11.

       Future minimum lease payments on such capital leases and noncancelable operating leases as of May 31, 1998 are as follows:

             Years Ending                               Capital        Operating
                May 31,                                 Leases           Leases

                 1999                                $   110,460     $   487,380
                 2000                                     81,358         370,770
                 2001                                     55,471         336,503
                 2002                                       -            278,656
                 2003                                       -            271,080
                Thereafter                                  -             22,590
                                                     -----------     -----------

                Total                                    247,289     $ 1,766,979
                                                                     ===========

           Less amount representing interest              34,361
                                                     -----------
           Present value of capital lease obligations    212,928

           Less current portion                           90,731
                                                     -----------
           Long-term portion                         $   122,197
                                                     ===========

 10.     INCOME TAXES

       Deferred income taxes are provided for temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets result primarily from the recording of certain expenses which currently are not deductible for tax purposes, tax credit carryforwards, and Canadian net operating loss carryforwards. Deferred tax liabilities result principally from the use, for tax purposes, of accelerated depreciation.

       A reconciliation between the statutory federal income tax (benefit) expense and effective federal income tax (benefit) expense is as follows:

                                                       Years Ended May 31,
                                                  ------------------------------
                                                        1998             1997

         Federal statutory expense at 34%         $     29,223     $    156,114
         Tax effect of:
           Change in valuation allowance                   -           (414,636)
           Nondeductible permanent differences          12,194           16,547
           State income taxes and other, net             5,604           31,761
                                                  -------------    -------------

                    Total                         $     47,021     $   (210,214)
                                                  =============    =============


       The components of the Company's income tax expense (benefit) are as follows:

                                                       Years Ended May 31,
                                                  ------------------------------
                                                        1998             1997

         Current                                  $      4,771     $     10,640
         Deferred                                       42,250         (220,854)
                                                  -------------    -------------
                    Total                         $     47,021     $   (210,214)
                                                  =============    =============


       The domestic and foreign components of income (loss) before income taxes were as follows:

                                                       Years Ended May 31,
                                                  ------------------------------
                                                        1998             1997

         Domestic                                 $   (152,602)    $     87,612
         Foreign                                       238,553          371,545
                                                  -------------    -------------

                    Income before income
                       taxes                      $     85,951     $    459,157
                                                  =============    =============

       At May 31, 1998 and 1997, the significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        1998             1997

         Deferred tax assets:
           Vacation accrual                        $    76,944       $   70,988
           Allowance for doubtful accounts              11,580           31,502
           Net operating loss carryforwards            266,189          303,485
           Other                                        39,175           18,836
                                                  -------------    -------------

                    Total deferred tax assets          393,888          424,811
                                                  -------------    -------------

         Deferred tax liabilities:
           Excess tax depreciation                    (117,284)        (105,957)
                                                  -------------    -------------

                    Net deferred tax asset        $    276,604     $    318,854
                                                  =============    =============

       The Company files US and Canadian tax returns on the results of its operations conducted in each country. At May 31, 1998, the Company has available approximately $677,246 of unused operating loss carryforwards, to offset domestic taxable income, which expire in 2010 and 2011.


11.    RELATED-PARTY TRANSACTIONS

       The Company has entered into a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). Certain stockholders and officers of the Company are also stockholders and officers of DDI. Under the terms of the agreement, which began on June 1, 1992, was modified on February 28, 1997, and extends over seven years from the original date, the Company manufactures and markets the products developed by DDI and paid a royalty of $.50 per unit through May 31, 1997. Effective June 1, 1997, royalties range from $.15 to $.35 per unit until $500,000 has been paid, and then will be $.00 to $.15 per unit for the remaining life of the agreement. Total royalties of $11,403 and $28,855 were incurred in fiscal 1998 and 1997, respectively.

       The Company also has related party debt which is separately disclosed in the balance sheet and in Notes 6 and 7. In addition to the specific notes identified by related party name, the Company has $71,211 of notes payable with a group of shareholders. When the Company had a cash shortage in fiscal 1996, a group of shareholders bought out some accounts payable liabilities for the Company and then accepted five year notes at 6% interest due in installments through February 2001.

       The Company leases laboratories, office facilities and equipment from stockholders under three operating leases. The monthly obligations under the leases were $5,000 per month on a month-to-month basis which was discontinued in June 1997, $5,500 per month, expiring May 31, 1999; and $1,000 per month expiring May 31, 2000.

       One of the leases the Company entered into was a five-year equipment lease agreement ("Agreement") with DDI commencing June 1, 1992. Under the Agreement, the Company is required to pay rent in the amount of $1,000 per month for four months, $2,500 per month for the following eight months, $4,000 per month for the following 12 months, and $5,500 per month for the remaining 36 months. Upon termination of the Agreement in 1999, the Company may renew the lease at $5,500 per month for 12 months or purchase the equipment at its fair market value. DDI is owned 51% by shareholder A. Ron Torland and 49% by shareholder Arthur N. Torland.

       The Company's formerly leased Tualatin Manufacturing Plant is owned 50% by shareholders Arthur N. Torland and Bessie M. Torland and 25% by shareholder Julian G. Torland. The Company moved out of this facility into its new Wilsonville facility in June 1997. The leased cold room at the Company's Wilsonville Distribution Center is owned 50% by shareholders Arthur N. Torland and Bessie M. Torland and 25% by shareholder Julian G. Torland. The Company also paid rent in 1997 to shareholders for a small facility adjacent to its Tualatin Manufacturing Plant which is owned 50% by shareholder Arthur N. Torland and 50% by shareholder Julian G. Torland. The Company subleases this property to Clinical Microbiology Institute ("CMI"), an independent third party. Both this lease and sublease were discontinued in April 1997. Total rental expense paid to stockholders for all leases was approximately $80,500 and $150,000 in fiscal 1998 and 1997 respectively.


12.    FOREIGN OPERATIONS

       The following table indicates the relative amounts of net sales, operating income, and identifiable assets of the Company by geographic area during fiscal years 1998 and 1997.

                                                        1998             1997
         Net sales:
           United States                          $  8,223,118     $  7,867,023
           Canada                                    5,712,740        5,452,097
                                                  -------------    -------------

                    Total net sales               $ 13,935,858     $ 13,319,120
                                                  =============    =============

         Operating income:
           United States                          $     74,073     $    271,526
           Canada                                      346,763          483,259
                                                  -------------    -------------

                    Total operating income        $     420,836    $    754,785
                                                  ===============  =============

         Identifiable assets:
           United States                          $  4,649,983     $  3,695,665
           Canada                                    1,868,506        1,868,084
                                                  -------------    -------------

                    Total identifiable assets     $   6,518,489    $  5,563,749
                                                  ==============   =============

       Net currency transactions losses from Canada were $61,086 and $10,214 in 1998 and 1997, respectively.

       Sales between geographic areas and export sales are not material.

       The Company maintains separate accounts for both the United States and Canada down to the Gross Profit level. However, some operating, selling, general and administrative expenses are captured only on a Corporate level. Therefore, the Company has had to make substantial use of estimates and allocations in order to split its operating income on a geographic basis. The numbers shown represent management's best estimate of total operating income on a segment basis.



13.  EARNINGS PER SHARE CALCULATIONS

                        Information Needed to Calculate Basic Earnings Per Share


                                                         For The Years Ended
                                                               May 31,
                                                        1998             1997
                                                  ------------------------------
Numerator
---------
Net income                                        $     38,930     $    669,371
Preferred stock dividends accreted                     (49,499)         (48,587)
                                                  -------------    -------------
Net (loss) income after accretion of dividends    $    (10,569)    $    620,784
                                                  =============    =============

Denominator
-----------
Average number of common shares outstanding          1,778,822        1,776,816
Average number of Class B common stock outstanding     211,551          211,551
                                                  -------------    -------------

Average shares used in basic EPS calculation         1,990,373        1,988,367
                                                  =============    =============

Basic (loss) income per share                     $      (0.01)    $       0.31

                      Information Needed to Calculate Diluted Earnings Per Share

                                                         For The Years Ended
                                                               May 31,
                                                        1998             1997
                                                  ------------------------------
Numerator
Basic income                                      $    (10,569)    $    620,784
Add back preferred stock dividends accreted*               -             48,587
                                                  -------------    -------------
Diluted (loss) income after add back of
          accreted dividends                      $    (10,569)    $    669,371
                                                  =============    =============
Denominator
Average number of common shares outstanding          1,778,822        1,776,816
Average number of Class B common stock outstanding     211,551          211,551
Effect of common stock equivalents*                        -             71,890
Effect of preferred convertible stock*                     -            176,786
                                                  -------------    -------------
Average shares used in diluted EPS calculation       1,990,373        2,237,043
                                                  =============    =============

Diluted (loss) income per share                   $      (0.01)    $       0.30



* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. In fiscal 1998 amounts excluded were $49,499 of accreted dividends, 71,890 shares of common stock equivalents and 176,786 shares of preferred convertible stock.








                                   * * * * * *

PML, INC.
Exhibit 23
Consent of Independent Accountants
--------------------------------------------------------------------------------



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-38903) of PML, Inc. of our report dated August 21, 1998 appearing on page F-1 of this Annual Report on Form 10-KSB.




/s/PRICEWATERHOUSECOOPERS LLP
-----------------------------
PricewaterhouseCoopers LLP

Portland, Oregon
September 3, 1998