Form 10QSB
period 1998-08-31
PML INC
filed 1998-10-20
CIK 890448

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549




                                FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998


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

As of October 15, 1998 there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

                                PML, INC.

                                  Index


Part I.   Financial Information

          Item 1.   Financial Statements                                   2
                    Consolidated Balance Sheets                            3
                    Consolidated Statements of Operations                  4
                    Consolidated Statements of Stockholders' Equity        5
                    Consolidated Statements of Cash Flows                  6
                    Notes to Consolidated Financial Statements             7

          Item 2.   Management's Discussions and Analysis of
                    Financial Condition and Results of Operations          9


Part II.    Other Information

          Item 1.   Legal Proceedings                                      12
          Item 4.   Submission of Matters to a Vote of Security Holders    12
          Item 6.   Exhibits and Reports on Form 8-K                       13

          Signatures                                                       13

                         Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                   PML, INC.
                          For the First Quarter Ended
                                August 31, 1998

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 Unaudited
                                                                 August 31,                May 31,
                                                                    1998                     1998
                                                               ------------             ------------
Assets

Current Assets:
  Cash                                                         $   152,033              $   163,505
  Trade accounts receivable, less allowance for doubtful         2,119,433                2,145,257
    accounts of $31,141 and $30,000
  Inventories                                                    2,085,750                1,916,818
  Deferred income taxes                                            270,763                  276,604
  Prepaid expenses and other current assets                         97,947                  113,931
                                                               ------------             ------------
     Total Current Assets                                        4,725,926                4,616,115

Property, plant and equipment - net                              1,713,677                1,754,993
Intangible assets - net                                             13,413                   20,928
Other assets                                                       125,098                  126,453
                                                               ------------             ------------
          Total Assets                                         $ 6,578,114              $ 6,518,489
                                                               ============             ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                             $ 2,039,926              $ 1,505,707
  Accrued salaries and wages                                       197,416                  256,027
  Accounts payable - related parties                                 3,377                        -
  Other accrued liabilities                                        283,033                  321,415
  Notes payable - related parties                                  247,551                  247,551
  Bank line of credit                                            1,687,508                1,987,548
  Current portion capital lease obligations                         81,302                   90,731
  Current portion of borrowings - related parties                   70,353                   73,507
  Current portion of borrowings                                    247,582                  248,018
                                                               ------------             ------------
     Total Current Liabilities                                   4,858,048                4,730,504
                                                               ------------             ------------

Capital lease obligations, less current portion                    106,601                  122,197
Borrowings - related parties, less current portion                 104,580                  115,197
Borrowings, less current portion                                   551,574                  599,978
                                                               ------------             ------------
     Total Borrowings. less current portion                        762,755                  837,372


Commitments and contingencies                                            -                        -
                                                               ------------             ------------
Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                      -                        -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends         703,537                  691,060
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 and 1,780,441 shares respect   17,804                   17,804
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                           2,116                    2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                     -                        -
  Additional Paid In Capital                                       146,540                  146,540
  Retained Earnings                                                 87,314                   93,093
     Total Stockholders' Equity                                    957,311                  950,613
                                                               ------------             ------------
          Total Liabilities and Stockholders' Equity           $ 6,578,114              $ 6,518,489
                                                               ============             ============

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS





                                                 For The Three Months Ended
                                                        August 31,
                                                    1998          1997
                                               ------------  ------------

Net sales                                      $ 3,597,242   $ 3,430,884

Cost of goods sold                               2,142,917     2,072,826
                                               ------------  ------------
     Gross profit                                1,454,325     1,358,058

Operating expenses                               1,285,197     1,214,550
                                               ------------  ------------
Operating income                                   169,128       143,508

Other expense:
  Interest expense                                  85,473        79,418
  Other                                             69,747         5,452
                                               ------------  ------------
     Total other expense                           155,220        84,870
                                               ------------  ------------
Income before income taxes                          13,908        58,638

Income tax expense                                   7,210        25,930
                                               ------------  ------------
Net income                                     $     6,698   $    32,708
                                               ============  ============

Basic income per share                         $      0.00   $      0.01
                                               ============  ============
Diluted income per share                       $      0.00   $      0.01
                                               ============  ============








The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                         Class A
                                       Convertible           Common
                                     Preferred Shares        Shares              Shares        Additional   Earnings
                                     ----------------  ------------------  ------------------   Paid-in   (Accumulated
                                     SHARES   AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    Capital      Deficit)       Total
                                     ------ ---------  --------- --------  --------  --------  ----------  -----------   ----------
Balance, May 31, 1996                4,950  $ 592,974  1,776,816 $ 17,768   211,551  $  2,116   $ 144,701   $ (517,122)  $  240,437
  Preferred Stock dividends accreted           48,587                   -                   -           -      (48,587)           -
  Net income                                        -                   -                   -           -      669,371      669,371
                                     -----  ---------  --------- --------  --------  --------  ----------  -----------   ----------
Balance, May 31, 1997                4,950  $ 641,561  1,776,816 $ 17,768   211,551  $  2,116   $ 144,701   $  103,662   $  909,808
                                     =====  =========  ========= ========  ========  ========  ==========   ==========   ==========

Balance, May 31, 1997                4,950  $ 641,561  1,776,816 $ 17,768   211,551  $  2,116   $ 144,701   $  103,662   $  909,808
  Preferred Stock dividends accreted           49,499                   -                   -           -      (49,499)           -
  Common Stock returned and canceled                -      (125)       (1)                  -           1            -            -
  Stock options exercised                           -     3,750        37                   -       1,838            -        1,875
  Net income                                        -                   -                   -           -       38,930       38,930
                                     -----  ---------  --------- --------  --------  --------  ----------  -----------   ----------
Balance, May 31, 1998                4,950  $ 691,060  1,780,441 $ 17,804   211,551  $  2,116   $ 146,540   $   93,093   $  950,613
                                     =====  =========  ========= ========  ========  ========  ==========   ==========   ==========

Balance, May 31, 1998                4,950  $ 691,060  1,780,441 $ 17,804   211,551  $  2,116   $ 146,540   $   93,093   $  950,613
  Preferred Stock dividends accreted           12,477                                                          (12,477)           -
  Net income                                        -                                                            6,698        6,698
                                     -----  ---------  --------- --------  --------  --------  ----------  -----------   ----------
Balance, August 31, 1998             4,950  $ 703,537  1,780,441 $ 17,804   211,551  $  2,116   $ 146,540   $   87,314   $  957,311
                                     =====  =========  ========= ========  ========  ========  ==========   ==========   ==========






The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For The Three Months Ended
                                                                                August 31,
                                                                            1998          1997
                                                                        ------------  ------------
Cash Flows from Operating Activities:
  Net  income                                                           $     6,698   $    32,708
  Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
    Depreciation and amortization                                           105,334        82,530
    (Gain) on sale of equipment                                                   -        (8,509)
    Changes in:
      Accounts receivable                                                    25,824       (82,620)
      Inventories                                                          (168,932)      (34,139)
      Deferred income taxes                                                   5,841             -
      Other assets                                                           23,825        17,597
      Accounts payable and accrued liabilities                              452,215      (327,155)
                                                                        ------------  ------------
        Total adjustments                                                   444,107      (352,296)
                                                                        ------------  ------------
    Net cash provided by (used in) operating activities                     450,805      (319,588)

Cash Flows from Investing Activities:
  Proceeds from sale of assets                                                    -        11,277
  Purchase of property, plant and equipment                                 (62,989)     (164,378)
                                                                        ------------  ------------
    Net cash used in investing activities                                   (62,989)     (153,101)

Cash Flows from Financing Activities:
  Net proceeds of bank credit line                                         (300,040)      548,693
  Proceeds from issuance of notes payable - related parties                       -             -
  Repayment of notes payable - related parties                                    -             -
  Proceeds from issuance of capital lease obligations                             -             -
  Repayment of capital lease obligations                                    (25,025)      (11,073)
  Proceeds from issuance of long-term debt                                        -             -
  Repayment of long-term debt                                               (74,223)      (52,637)
  Proceeds from issuance of common stock                                          -             -
                                                                        ------------  ------------
    Net cash (used in) provided by financing activities                    (399,288)      484,983
                                                                        ------------  ------------
(Decrease) increase in cash                                                 (11,472)       12,294

Cash at beginning of period                                                 163,505        74,410
                                                                        ------------  ------------
Cash at end of period                                                   $   152,033   $    86,704
                                                                        ============  ============

Supplemental Disclosures:
  Interest paid                                                         $   100,337   $    61,014
  Income tax paid                                                             1,970             -
  Non Cash Items:
    Preferred stock dividends accreted                                       12,477        12,476
    Accounts payable exchanged for long-term debt                            11,612             -



The accompanying notes are an integral part of these statements.

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

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at August 31, 1998, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1998, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

  Reclassifications - Certain reclassifications have been made to the fiscal 1998 financial statements to conform to the fiscal 1999 presentation. Such reclassifications did not have any effect on the net income or stockholders' equity reported in fiscal 1998.

Note 2.  Net Earnings Per Share

  During the quarter ended February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). As required by SFAS 128, the Company has applied the provisions of SFAS 128 to the current and all prior periods shown for purposes of computing earnings per share
(EPS). The effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.

                              Information Needed to Calculate Basic Earnings Per Share
                                                            For The Three Months Ended
                                                                      August 31,
                                                                 1998           1997
                                                            -----------    -----------
Numerator
---------
Net income                                                  $    6,698     $   32,708
Preferred stock dividends accreted                             (12,477)       (12,476)
                                                            -----------    -----------
Net (loss) income after accretion of dividends              $   (5,779)    $   20,232
                                                            ===========    ===========


Denominator
-----------
Average number of common shares outstanding                  1,780,441      1,776,816
Average number of Class B common stock outstanding             211,551        211,551
                                                            -----------    -----------

Average shares used in basic EPS calculation                 1,991,992      1,988,367
                                                            ===========    ===========


Basic (loss) income per share                               $     0.00     $     0.01



                                        Information Needed to Calculate Diluted Earnings Per Share
                                                                      For The Three Months Ended
                                                                                August 31,
                                                                           1998           1997
                                                                      -----------    -----------

Numerator
Basic income                                      `                   $   (5,779)    $   20,232
                                                                      -----------    -----------
Add back preferred stock dividends accreted*                                -           12,476
                                                                      -----------    -----------
Diluted (loss) income after add back of accreted dividends            $   (5,779)    $   32,708


Denominator
Average number of common shares outstanding                             1,780,441     1,776,816
Average number of Class B common stock outstanding                        211,551       211,551
Effect of common stock equivalents*                                           -         187,524
Effect of preferred convertible stock*                                        -         176,786
                                                                      -----------    -----------

Average shares used in diluted EPS calculation                          1,991,992     2,352,677
                                                                      ===========    ===========

Diluted (loss) income per share                                       $      0.00    $     0.01



* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended August 31, 1998, amounts excluded were $12,477 of accreted dividends, 185,808 shares of common stock equivalents and 176,786 shares of preferred convertible stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements that involve a number of risks and uncertainties. For example, the Company has stated its belief that sales of industrial products should continue to increase in the current year and that reductions in cost of goods sold should continue from last year's consolidation of three Oregon facilities into one new modern building. Future demand for the Company's products, including its industrial products, is inherently subject to supply and demand conditions, and to the unpredictable decisions of other market participants. There can be no assurance that sales will increase generally or within any specified product line or that the Company's margins will stabilize or improve. Other elements that could cause results to differ materially include competitive pressures and factors listed from time to time in the Company's reports to the Securities and Exchange Commission, including, but not limited to, this report on Form 10-QSB.

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

  Between September 1996 and March 31, 1998 the Company evaluated, selected, and appointed a task team to upgrade and install a completely new MIS system which the vendor represents to be fully Year 2000 compliant. This system is now operational in all but one of the Company's locations and is expected to be fully operational throughout the Company by May 31, 1999. This new IT software package controls major operational systems including purchasing, scheduling, inventory control, sales and distribution as well as providing the Company's new financial systems. The financial impact for the new MIS system was about
$350,000 for capital and $70,000 for excess labor and other expenses in fiscal 1998. Additional expenses for this MIS system are expected to be minimal in fiscal 1999.

  The Company is currently developing a plan to identify Year 2000 readiness issues pertaining to internal and external communications systems and desk top systems as well as developing a questionnaire to aid in assessing Year 2000 readiness of its third party providers including those third parties who provide financial, payroll, communications and component services to the Company. This plan is expected to be ready by December 1998 and the Company expects to substantially complete its evaluations of these remaining Year 2000 issues by the end of its fiscal 1999 year. The financial impact of future required system improvements is not anticipated to be material. The Company will also be working on contingency plans for material IT and third party providers that the Company relies upon, but at this time it is too soon for the Company to determine if these contingency plans will be needed.

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

Results of Operations

Three Months Ended August 31, 1998 Compared to August 31, 1997

  Net sales for the three months ended August 31, 1998 increased approximately 4.8% to $3,597,242 from $3,430,884 during the same period a year ago. The increase in sales was due to across the board increases in the industrial microbiology market and the clinical market, and from increased sales of speciality products. The sales increase would have been 8.2% higher than last year but was unfavorably reduced more than $115,000 by a 7.6% reduction in the Company's average Canadian dollar exchange rate which impacts nearly 39% of total Company sales. However, the Company's management is very encouraged with the favorable increase in total sales showing that the net sales erosion of the past few years is continuing to improve.

  During the three months ended August 31, 1998 as compared to the same period in the prior year, cost of goods sold (COGS) improved to 59.6% from 60.4% of net sales. This decrease reflects the benefits from improved operating efficiencies resulting from the completion of last year's consolidation project of three Oregon facilities into one modern Oregon facility, and increased sales of higher margin industrial products. Selling, general and administrative expense was 35.7% of sales in the first three months of this year compared to 35.4% in the same period last year. This slight increase reflects a wage increase granted June 1, 1998. Other expense consists mainly of interest expense and Canadian currency exchange loss. In the first three months of fiscal 1998 the Company experienced a Canadian exchange loss of more than $70,000 compared to a Canadian exchange loss of less than $12,000 in the same three month period of fiscal 1997. Exchange gains or losses cannot be forecasted with any degree of accuracy.

  The Company recorded net income of $6,698 for the first three months compared to net income of $32,708 during the same period a year ago. This reduction in net income was due primarily to the higher Canadian exchange loss previously discussed. Both the basic and diluted net income per share was $0.00 for the first three months of fiscal 1998 as compared to net income of $0.01 per share for both basic and fully diluted net income for the first three months of fiscal 1997.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                                   Percent of Sales
                                             Three Months Ended August 31,
                                             -----------------------------

                                                 1998          1997
                                                 ----          ----

Net Sales                                        100.0%        100.0%
Cost of Goods Sold                                59.6          60.4
                                                 -----         -----
Gross Profit                                      40.4          39.6
Selling, general and administrative expenses      35.7          35.4
                                                 -----         -----
Operating Income                                   4.7           4.2
Other Expense                                      4.3           2.5
                                                 -----         -----
Income before income taxes                         0.4           1.7
Income tax expense                                 0.2           0.8
                                                 -----         -----
Net Income                                         0.1%          0.9%
                                                 =====         =====

Liquidity and Capital Resources

  The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At August 31, 1998 the Company had negative working capital of $132,122 compared with negative working capital of $114,389 at May 31, 1998. The ratio of current assets to current liabilities was 0.97 at August 31, 1998 compared to 0.98 at May 31, 1998. Quick liquidity (current assets less inventories to current liabilities) was .54 at August 31, 1998 and .57 at May 31, 1998. The twelve month average collection period for trade receivables was 52.3 days at August 31, 1998 compared with 52.1 days at May 31, 1998. This slight increase reflects both seasonality and slower collection of payments on accounts receivable accounts balances from east coast clinical customers.

  Net cash provided by operating activities was $450,805 in the first three months of fiscal 1999 compared with net cash used in operations $319,588 in the same period a year ago. Approximately $452,215 of the cash provided in fiscal 1999 was due to an increase in accounts payable and accrued liabilities which provided the cash necessary for the more than $168,000 planned increase of inventories to support the projected higher level of sales. Approximately $300,000 of the cash was used to repay part of the Company's bank credit line. The Company anticipates that the need to increase inventory will diminish over the next few years thereby reducing negative operating cash flow and improving the Company's ability to repay debt. Net cash used in investing activities was $62,989 in the first three months of fiscal 1999, compared with $153,101 used by the Company in investing activities in the same period of fiscal 1998. These expenditures were mainly for purchases of equipment for the new manufacturing facility in Wilsonville. Financing activities used cash of $399,288 in the first three months of fiscal 1999 as the net result of repayments on the bank credit line, repayments on capital lease obligations, and repayments the repayment of long term debt. This compares to cash provided of $484,983 from financing activities in the same period of fiscal 1998.

  Due to a September 16, 1996 increase in the interest rate charged by our former lender, the Company negotiated a larger and more favorable four year financing agreement with another lender effective December 1, 1996. The new financing agreement includes interest at prime plus 2.0% (10.5% at August 31, 1998) (which will decrease each year if certain financial ratios are met) and also allows the Company to borrow against both equipment and inventory as well as accounts receivable. Proceeds from the new financing agreement were used to pay off all outstanding debt from the prior lender and will provide additional funds for growth. The Company believes the improvement in available cash financing will allow it to achieve significant manufacturing cost efficiencies and much needed improvements in MIS systems which were not possible under its previous loan agreement. Management expects any investments made in these areas will payback in one to two years.

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

The Company's borrowing structure at August 31, 1998 was as follows:

Third Party Long Term Borrowings:
                                                                 Long-Term   Current-Portion
                                                                -----------  ---------------
  Revolving credit line at prime plus 2.0% (10.5% at August 31,
     1998) due November 30, 2000                                 $     -       $  1,687,508
  Note payable at 12%, due April 2000                               60,589           17,498
  Note payable at prime plus 2.0% (10.5% at August 31, 1998)
     due November 30, 2000                                         133,312          100,008
  Capital Lease Obligations, due now through July 1999             106,601           81,302
  Note payable at 6%, due May 2005                                  60,000           10,000
  Trade A/P converted to notes payable at 6%, due February 2001    297,673          120,076
                                                                 ----------    -------------
  Total third party long term borrowings$                          658,175     $  2,016,392

Related Party Long Term Borrowings:

  Ethel Wildt Note payable at prime plus 1% (9.5% at August 31,
     1998) due November 1998                                     $     -       $      3,229
  Ron Torland Note payable at 10% due January 1998                     -             10,000
  Ron Torland Note payable at prime plus 1% (9.5% at August 31,
     1998) due December 1999                                        35,820           11,679
  Mary Brown 8% Note due May 2000                                   21,630           25,737
  Trade A/P converted to notes payable at 6% due February 2001      47,130           19,708
                                                                 ----------    -------------
  Total related party long term borrowings                       $ 104,580     $     70,353
                                                                 ----------    -------------


Related Party Notes Payable:

  Demand Notes                                                   $     -       $    247,551
                                                                 ----------    -------------
Total long term borrowings and notes payable                     $ 762,755     $  2,334,296
                                                                 ==========    =============

II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  There are no material or substantive claims pending or threatened against the Company. The Company is, however, currently engaged in discussions with one purchaser concerning product quality and has notified its product liability insurance carrier or these discussions.


Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the quarter ended August 31,1998. The Company will hold its annual meeting at its Wilsonville, Oregon facility on December 3, 1998.

Item 6.  Exhibits and Reports on Form 8-K

  No 8-K filings were made during the quarter ended August 31, 1998.


Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PML, INC.
                                     (Registrant)


Date:  October 20, 1998               By:  /s/ Kenneth L. Minton
       ----------------                    -------------------------------------
                                           Kenneth L. Minton
                                           President and Chief Executive Officer