Form 10QSB
period 1998-11-30
PML INC
filed 1999-01-15
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998


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

As of December 31, 1998 there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

                                    PML, INC.

                                      Index


Part I.   Financial Information

          Item 1.     Financial Statements                                  2
                      Consolidated Balance Sheets                           3
                      Consolidated Statements of Operations                 4
                      Consolidated Statements of Stockholders' Equity       5
                      Consolidated Statements of Cash Flows                 6
                      Notes to Consolidated Financial Statements            7

          Item 2.     Management's Discussions and Analysis of
                      Financial Condition and Results of Operations         9


Part II.  Other Information

          Item 1.     Legal Proceedings                                     14
          Item 4.     Submission of Matters to a Vote of Security Holders   14
          Item 6.     Exhibits and Reports on Form 8-K                      14

          Signatures                                                        14

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                          For the Second Quarter Ended
                                November 30, 1998

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                        Unaudited
                                                                       November 30              May 31,
Assets                                                                    1998                   1998
                                                                     ---------------        ---------------
Current Assets:
  Cash                                                               $       92,274         $      163,505
  Trade accounts receivable, less allowance for doubtful                  1,917,496              2,145,257
    accounts of $48,944 and $30,000
  Inventories                                                             1,815,278              1,916,818
  Deferred income taxes                                                     363,090                276,604
  Prepaid expenses and other current assets                                  78,831                113,931
                                                                     ---------------        ---------------
     Total Current Assets                                                 4,266,969              4,616,115
                                                                     ---------------        ---------------

Property, plant and equipment - net                                       1,643,671              1,754,993
Intangible assets - net                                                      27,161                 20,928
Other assets                                                                118,405                126,453
                                                                     ---------------        ---------------
          Total Assets                                               $    6,056,206         $    6,518,489
                                                                     ===============        ===============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                   $    1,501,581         $    1,505,707
  Accrued salaries and wages                                                272,224                256,027
  Accounts payable - related parties                                             97                      -
  Other accrued liabilities                                                 325,567                321,415
  Notes payable - related parties                                           247,551                247,551
  Bank line of credit                                                     1,810,502              1,987,548
  Current portion capital lease obligations                                  75,467                 90,731
  Current portion of borrowings - related parties                            67,124                 73,507
  Current portion of borrowings                                             247,714                248,018
                                                                     ---------------        ---------------
     Total Current Liabilities                                            4,547,827              4,730,504
                                                                     ---------------        ---------------

Capital lease obligations, less current portion                              91,203                122,197
Borrowings - related parties, less current portion                           93,772                115,197
Borrowings, less current portion                                            494,940                599,978
                                                                     ---------------        ---------------
     Total Borrowings. less current portion                                 679,915                837,372
                                                                     ---------------        ---------------

Commitments and contingencies                                                     -                      -
                                                                     ---------------        ---------------
Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                               -                      -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                  715,465                691,060
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 shares                                  17,804                 17,804
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                    2,116                  2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                              -                      -
  Additional paid in capital                                                146,540                146,540
  (Accumulated deficit) retained earnings                                   (53,461)                93,093
                                                                     ---------------        ---------------
     Total Stockholders' Equity                                             828,464                950,613
                                                                     ---------------        ---------------
          Total Liabilities and Stockholders' Equity                 $    6,056,206         $    6,518,489
                                                                     ===============        ===============

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                      For The Three Months Ended                   For The Six Months Ended
                                                              November 30,                                November30,
                                                        1998               1997                     1998               1997
                                                   --------------     --------------           --------------     --------------

Net sales                                          $   3,310,997      $   3,534,612            $   6,908,239      $   6,965,496

Cost of goods sold                                     2,116,516          2,219,259                4,259,433          4,292,085
                                                   --------------     --------------           --------------     --------------

     Gross profit                                      1,194,481          1,315,353                2,648,806          2,673,411

Operating expenses                                     1,243,154          1,206,735                2,528,351          2,421,285
                                                   --------------     --------------           --------------     --------------

Operating (loss) income                                  (48,673)           108,618                  120,455            252,126

Other expense:
  Interest expense                                        79,790             85,343                  165,263            164,761
  Other                                                   91,363             24,299                  161,110             29,751
                                                   --------------     --------------           --------------     --------------
     Total other expense                                 171,153            109,642                  326,373            194,512
                                                   --------------   ----------------         ----------------    ---------------

(Loss) income before income taxes                       (219,826)            (1,024)                (205,918)            57,614

Income tax (benefit) expense                             (90,979)             2,077                  (83,769)            28,007
                                                   --------------   ----------------         ----------------    ---------------

Net (loss) income                                  $    (128,847)   $        (3,101)         $      (122,149)    $       29,607
                                                   ==============   ================         ================    ===============


Basic (loss) income per share                      $       (0.07)   $         (0.01)         $         (0.07)    $         0.00
                                                   ==============   ================         ================    ===============

Diluted (loss) income per share                    $       (0.07)   $         (0.01)         $         (0.07)    $         0.00
                                                   ==============   ================         ================    ===============








The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                Class A                               Class B
                                              Convertible           Common            Common                 (Accumulated
                                            Preferred Shares        Shares            Shares      Additional    Deficit)
                                            ----------------  ------------------  ---------------   Paid-in    Retained
                                            SHARES   AMOUNT    SHARES    AMOUNT   SHARES   AMOUNT   Capital    Earnings     Total
                                            ------ ---------  --------- --------  ------- -------  ---------  ----------- ----------

Balance, May 31, 1996                        4,950 $ 592,974  1,776,816 $ 17,768  211,551 $ 2,116  $ 144,701  $ (517,122) $ 240,437
     Preferred Stock dividends accreted               48,587                   -                -          -     (48,587)         -
     Net income                                            -                   -                -          -     669,371    669,371
                                            ------ ---------  --------- --------  ------- -------  ---------  ----------- ----------
Balance, May 31, 1997                        4,950 $ 641,561  1,776,816 $ 17,768  211,551 $ 2,116  $ 144,701  $  103,662  $ 909,808
                                            ====== =========  ========= ========  ======= =======  =========  =========== ==========


Balance, May 31, 1997                        4,950 $ 641,561  1,776,816 $ 17,768  211,551 $ 2,116  $ 144,701  $  103,662  $ 909,808
     Preferred Stock dividends accreted               49,499                   -                -          -     (49,499)         -
     Common Stock returned and canceled                    -       (125)      (1)               -          1           -          -
     Stock options exercised                               -      3,750       37                -      1,838           -      1,875
     Net income                                            -                   -                -          -      38,930     38,930
                                            ------ ---------  --------- --------  ------- -------  ---------  ----------- ----------
Balance, May 31, 1998                        4,950 $ 691,060  1,780,441 $ 17,804  211,551 $ 2,116  $ 146,540  $   93,093  $ 950,613
                                            ====== =========  ========= ========  ======= =======  =========  =========== ==========


Balance, May 31, 1998                        4,950 $ 691,060  1,780,441 $ 17,804  211,551 $ 2,116  $ 146,540  $   93,093  $ 950,613
     Preferred Stock dividends accreted               24,405                                                     (24,405)         -
     Net loss                                              -                                                    (122,149)  (122,149)
                                            ------ ---------  --------- --------  ------- -------  ---------  ----------- ----------
Balance, November 30, 1998 (unaudited)       4,950 $ 715,465  1,780,441 $ 17,804  211,551 $ 2,116  $ 146,540  $   (53,461)$ 828,464
                                            ====== =========  ========= ========  ======= =======  =========  =========== ==========








The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)





                                                                         For The Six Months Ended
                                                                                November30,
                                                                         1998               1997
                                                                    ---------------    ---------------
Cash Flows from Operating Activities:
     Net  (loss) income                                             $     (122,149)    $       29,607
     Adjustments to reconcile net (loss) income to
            net cash provided by (used in) operating activities:
         Depreciation and amortization                                     209,019            170,909
         Gain on sale of equipment                                            (648)           (16,047)
         Changes in:
            Accounts receivable                                            227,761           (151,011)
            Inventories                                                    101,540           (247,654)
            Deferred income taxes                                          (86,486)                 -
            Other assets                                                    35,886             (2,907)
            Accounts payable and accrued liabilities                        16,320              8,274
                                                                    ---------------    ---------------
            Total adjustments                                              503,392           (238,436)
                                                                    ---------------    ---------------
         Net cash provided by (used in) operating activities               381,243           (208,829)

Cash Flows from Investing Activities:
     Proceeds from sale of assets                                            1,150             18,962
     Purchase of property, plant and equipment                             (97,170)          (317,801)
                                                                    ---------------    ---------------
         Net cash used in investing activities                             (96,020)          (298,839)

Cash Flows from Financing Activities:
     Net proceeds of bank credit line                                     (177,046)           452,102
     Proceeds from issuance of capital lease obligations                         -            220,300
     Repayment of capital lease obligations                                (46,257)           (37,997)
     Proceeds from issuance of long-term debt                               11,612                  -
     Repayment of long-term debt                                          (144,763)          (108,193)
     Proceeds from issuance of common stock                                      -              1,875
                                                                    ---------------    ---------------
         Net cash (used in) provided by financing activities              (356,454)           528,087
                                                                    ---------------   ----------------
(Decrease) increase in cash                                                (71,231)            20,419

Cash at beginning of period                                                163,505             74,410
                                                                    ---------------   ----------------

Cash at end of period                                               $       92,274    $        94,829
                                                                    ===============   ================


Supplemental Disclosures:
     Interest paid                                                  $      177,930    $       143,519
     Income tax paid                                                         1,970              8,523
     Non Cash Items:
         Preferred stock dividends accreted                                 24,405             24,817
         Accounts payable exchanged for long-term debt                      11,627                  -
         Common shares reaquired                                                 -                  1



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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at November 30, 1998, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1998, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month and six month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

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

                                                               Information Needed to Calculate Basic Earnings Per Share
                                                              For The Three Months Ended        For The Six Months Ended
                                                                     November 30,                     November 30,
                                                                 1998            1997             1998           1997
                                                              -----------     -----------      -----------    -----------
Numerator
Net (loss) income                                             $ (128,847)     $   (3,101)      $ (122,149)    $   29,607
Preferred stock dividends accreted                               (11,928)        (12,476)         (24,405)       (24,817)
                                                              -----------     -----------      -----------    -----------
Basic (loss) income                                           $ (140,775)     $  (15,577)      $ (146,554)    $    4,790
                                                              ===========     ===========      ===========    ===========

Denominator
Average number of common shares outstanding                    1,780,441       1,777,573        1,780,441      1,777,192
Average number of Class B common stock outstanding               211,551         211,551          211,551        211,551
                                                              -----------     -----------      -----------    -----------

Average shares used in basic EPS calculation                   1,991,992       1,989,124        1,991,992      1,988,743
                                                              ===========     ===========      ===========    ===========

Basic (loss) income per share                                 $    (0.07)     $    (0.01)      $    (0.07)    $     0.00
                                                              ===========     ===========      ===========    ===========


                                                              Information Needed to Calculate Diluted Earnings Per Share
                                                              For The Three Months Ended        For The Six Months Ended
                                                                     November 30,                     November 30,
                                                                 1998            1997             1998           1997
                                                              -----------     -----------      -----------    -----------

Numerator
Basic (loss) income                                           $ (140,775)     $  (15,577)      $ (146,554)    $    4,790
Add back preferred stock dividends accreted*                      -                 -                -              -
                                                              -----------     -----------      -----------    -----------
                                                              $ (140,775)     $  (15,577)      $ (146,554)    $    4,790
                                                              ===========     ===========      ===========    ===========

Denominator
Average number of common shares outstanding                    1,780,441       1,777,573        1,780,441      1,777,192
Average number of Class B common stock outstanding               211,551         211,551          211,551        211,511
Effect of common stock equivalents*                                  -               -                -              -
Effect of preferred convertible stock*                               -               -                -              -
                                                              -----------     -----------      -----------    -----------

Average shares used in diluted EPS calculation                 1,991,992       1,989,124        1,991,992       1,988,743
                                                              ===========     ===========      ===========    ===========

Diluted (loss) income per share                               $    (0.07)     $    (0.01)      $    (0.07)    $     0.00
                                                              ===========     ===========      ===========    ===========

* To the extent that the effect of preferred stock dividends accreted, the effect of outstanding stock options, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended November 30, 1998 and 1997, amounts excluded were $11,928 and $12,476 of accreted dividends respectively, 114,912 and 277,998 shares of potential common stock (due to stock options)
respectively, and 176,786 and 176,786 shares of potential common stock (due to preferred convertible stock) respectively. For the six months ended November 30, 1998 and 1997, amounts excluded were $24,405 and $24,817 of accreted dividends respectively, 150,360 and 232,761 shares of potential common stock (due to stock options) respectively, and 176,786 and 176,786 shares of potential common stock (due to preferred convertible stock) respectively.

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

     Between September 1996 and March 31, 1998 the Company evaluated, selected, and appointed a task team to upgrade and install a completely new MIS system which the vendor represents to be fully Year 2000 compliant. This system is now operational in all but one of the Company's locations and is expected to be fully operational throughout the Company in six to nine months. This new IT software package controls major operational systems including purchasing, scheduling, inventory control, sales and distribution as well as providing the Company's new financial systems. The financial impact for the new MIS system was about $350,000 for capital and $70,000 for excess labor and other expenses in fiscal 1998. Additional expenses for this MIS system are expected to be minimal in fiscal 1999.

     The Company is currently developing a plan to identify Year 2000 readiness issues pertaining to internal and external communications systems and desk top systems as well as developing a questionnaire to aid in assessing Year 2000 readiness of its third party providers including those third parties who provide financial, payroll, communications and component services to the Company. This plan is expected to be ready by February 1999 and the Company expects to substantially complete its evaluations of these remaining Year 2000 issues by the end of its fiscal 1999 year. The financial impact of future required system improvements is not anticipated to be material. The Company will also be working on contingency plans for material IT and third party providers that the Company relies upon, but at this time it is too soon for the Company to determine if these contingency plans will be needed.

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

Canadian Exchange

     PML is a US incorporated company but also has several operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the US dollar, it must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike most of our US competitors, the Company is in a somewhat unique position in that it manufactures in both the US and Canada and has received nearly 40% of its revenues from Canadian sales in each of the last few years. In the last five years, the exchange rate between Canadian and US currency has been quite stable and has not fluctuated more than about 3% from its"normal" trading range of about $.72 to $.73 (US $ equivalent rate).

     Starting in April 1998, the Canadian/US exchange rate started an unusually sharp decline and reached as low as the $.63 range before stabilizing at about $.65 in September 1998. This decline of almost 10% is unprecedented in PML's history and whether the rate continues to decline, remains the same, or starts to recover is unpredictable. However, since the Company's Canadian operations are such a significant part of total operations, this decline in the Canadian exchange rate has had a material adverse impact on the consolidated financial results of the Company.

     For example, in the six months ended November 30, 1998, the Company's net sales were reduced, as a result of changes in the Canadian exchange rate to about $6,908,000 from about $7,161,000 or nearly $253,000. For this same time period cost of goods sold and operating expenses improved about $120,000 due to the lower exchange rate. As of November 30, 1998 the exchange loss related to current assets and liabilities included in other expense in the Company's Consolidated Statements of Operations was about $160,000 and results solely from the decline in the exchange rate and would be reversed in future periods if the Canadian/US exchange rate returned to last year's levels. As a result of the decline in the Canadian/US exchange rate, the Company's net loss increased by an estimated $169,000 for the six month period ended November 30, 1998.


Accounting Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Actual results often will differ from such accounting estimates. For the fiscal year ended May 31, 1998, this task was made more difficult as the Company had just "gone live" on a new and totally integrated management reporting system. As with any new system, it took many months to "debug" the new software. One area in which the Company encountered more difficulty than anticipated was in estimating credits and discounts due to customers. Another area with inherent estimating difficulty is inventory reductions required by changing market conditions. In the six month period ended November 30, 1998, net sales were negatively impacted by about $91,000 due to a change in the customer credit estimate. For the same period, cost of goods sold and operating expenses were negatively impacted by nearly $46,000 reflecting a change in inventory reserves. The total of the adjustments to these reserves increased the pre-tax loss by an estimated $137,000 for the six month period ended November 30, 1998.

Results of Operations

Six Months Ended November 30, 1998 Compared to November 30, 1997

     Actual sales volumes for the six months ended November 30, 1998 increased when compared to the same period a year ago. However, due solely to the decline in the Canadian exchange rate and the changes in accounting estimates previously discussed, net sales for the six months ended November 30, 1998, measured in US dollars, decreased approximately 0.8% to $6,908,239 from $6,965,496 during the same period a year ago. Net sales were reduced about 1.3% from last year by the $91,000 increase in the customer credit estimate discussed earlier and declined from fiscal 1998 levels by approximately 3.6% (nearly $253,000) due to the change in the Company's average Canadian dollar exchange rate, also discussed earlier. The customer credit and the exchange impacts were nearly offset by the approximately 4.1% sales improvements in the industrial microbiology market and from sales increases of speciality products. The Company's management remains very encouraged with the favorable constant dollar increase in total sales showing that the net sales erosion of the past few years has been contained.

     During the six months ended November 30, 1998 as compared to the same period in the prior year, cost of goods sold (COGS) increased slightly to 61.7% from 61.6% of net sales. COGS as a percent of net sales increased about 0.9% from the exchange impact discussed earlier and increased about 1.2 % from the modification in the accounting estimates also discussed earlier. COGS as a percent of net sales experienced a nearly 2.0% reduction reflecting the benefits from the operating efficiencies resulting from the completion of last year's consolidation project of three Oregon facilities into one modern Oregon facility, and increased sales of higher margin industrial products. Operating expense was 36.6% of sales in the first six months of this year compared to 34.8% in the same period last year. The Canadian Exchange and accounting estimate changes discussed earlier increased operating expense by nearly 1.5% while the remaining increase reflects a wage increase granted on June 1, 1998. Other expense consists mainly of interest expense and Canadian balance sheet currency exchange loss. Interest expense was about the same for both years, but in the first six months of fiscal 1999 the Company's Canadian exchange loss was more than $160,000 compared to a Canadian exchange loss of just over $41,000 in the same six month period of fiscal 1998. Exchange gains or losses cannot be forecasted with any degree of accuracy.

     The Company recorded net loss of ($122,149) for the first six months ended November 30, 1998 compared to net income of $29,607 during the same period a year ago. The impacts of the previously discussed Canadian/US exchange rate reduction and the modification of accounting estimates reduced the Company's net income by an estimated $249,000 for the first six months of this year. Both the basic and diluted net (loss) per share were ($0.07) for the first six months of fiscal 1999 as compared to $0.00 per basic and diluted share for the first six months of fiscal 1998.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                                  Percent of Sales
                                           Six Months Ended November 30,
                                         --------------------------------



                                          1998                      1997
                                          ----                      ----


Net Sales                                100.0%                    100.0%
Cost of Goods Sold                        61.7                      61.6
                                         ------                    ------
Gross Profit                              38.3                      38.4
Operating expenses                        36.6                      34.8
                                         ------                    ------
Operating Income                           1.7                       3.6
Other Expense                              4.7                       2.8
                                         ------                    ------
Income (loss) before income taxes         (3.0)                      0.8
Income tax expense (benefit)              (1.2)                      0.4
                                         ------                    ------
Net Income (loss)                         (1.8)%                     0.4%
                                         ======                    ======




Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and financing activities. At November 30, 1998, the Company had negative working capital of $280,858 compared with negative working capital of $114,389 at May 31, 1998. The ratio of current assets to current liabilities was 0.94 at November 30, 1998 compared to 0.98 at May 31, 1998. Quick liquidity (current assets less inventories to current liabilities) was .54 at November 30, 1998 and .57 at May 31, 1998. The twelve month average collection period for trade receivables was 54.8 days at November 30, 1998 compared with 52.1 days at May 31, 1998. This increase reflects both seasonality and slower collection of payments on accounts receivable account balances from east coast clinical customers.

     Net cash provided by operating activities was $381,243 in the first six months of fiscal 1999 compared with net cash used in operations of $208,829 in the same period a year ago. Approximately $329,301 of the cash provided in fiscal 1999 was due to a decrease in accounts receivable and inventories. The Company anticipates that the inventory reduction programs now in progress over the next year will aid in further improving cash flow and increasing the Company's ability to repay its debt. Net cash used in investing activities was $96,020 in the first six months of fiscal 1999, compared with $298,839 used by the Company in investing activities in the same period of fiscal 1998. These expenditures for both periods were mainly for purchases of equipment for the new manufacturing facility in Wilsonville. Financing activities used cash of $356,454 in the first six months of fiscal 1999 as a result of repayments on the bank credit line, payments on capital lease obligations, and repayments of long term debt. This compares to cash provided of $528,087 from financing activities in the same period of fiscal 1998.

     Due to a September 16, 1996 increase in the interest rate charged by our former lender, the Company negotiated a larger and more favorable four year financing agreement with another lender effective December 1,

1996. The new financing agreement includes interest at prime plus 2.0% (9.75% at November 30, 1998) (which will decrease each year if certain financial ratios are met) and also allows the Company to borrow against both equipment and inventory as well as accounts receivable. Proceeds from the new financing agreement were used to pay off all outstanding debt from the prior lender and will provide additional funds for growth. The Company believes the improvement in available cash financing will allow it to achieve significant manufacturing cost efficiencies and much needed improvements in MIS systems which were not possible under its previous loan agreement. Management expects any investments made in these areas will payback in one to two years.

     As part of the financing agreement, the Company obtained a new bank line of credit that has a current maturity date of November 30, 2000. Although the due date for the facility is November 30, 2000, the borrowings are classified as current as the Company initiates repayments and borrowings on a regular (near daily) basis throughout the year This new line of credit is secured by substantially all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. The Company also borrowed $400,000 on December 1, 1996 under a new four year term loan secured by eligible operating equipment. The rate of interest charged on the line is prime plus 2.0% and will decrease each year if the Company meets certain financial ratios. This loan will be repaid primarily out of the Company's future receivable collections. Due to the impacts of the Canadian exchange rate discussed earlier, the Company was in technical violation of several of its covenants at of November 30, 1998. The bank has agreed to waive the covenant violations and has revised the covenants to eliminate exchange gain or loss impacts related to balance sheet accounts.

The Company's borrowing structure at November 30, 1998 was as follows:

Third Party Long Term Borrowings:
                                                                             Long-Term      Current-Portion
                                                                            ------------    ---------------
     Revolving credit line at prime plus 2.0% (9.75% at November 30,
         1998) due November 30, 2000                                        $         -        $  1,810,502
     Note payable at 12%, due April 2000                                          56,282             17,498
     Note payable at prime plus 2.0% (9.75% at November 30, 1998)
         due November 30, 2000                                                   108,310            100,008
     Capital Lease Obligations, due now through July 1999                         91,203             75,467
     Note payable at 6%, due May 2005                                             60,000             10,000
     Trade A/P converted to notes payable at 6%, due February 2001               270,348            120,208
                                                                            ------------       ------------

     Total third party long term borrowings                                 $    586,143       $  2,133,683
                                                                            ------------       ------------

Related Party Long Term Borrowings:

     Ron Torland Note payable at 10% due January 1999                       $        -         $     10,000
     Ron Torland Note payable at prime plus 1% (8.75% at November 30,
         1998) due December 1999                                                  35,821             11,679
     Mary Brown 8% Note due May 2000                                              15,261             25,737
     Trade A/P converted to notes payable at 6% due February 2001                 42,690             19,708
                                                                            ------------       ------------

     Total related party long term borrowings                               $     93,772       $     67,124
                                                                            ------------       ------------
Related Party Notes Payable:
     Demand Notes                                                           $        -         $    247,551
                                                                            ------------       ------------

Total long term borrowings and notes payable                                $    679,915       $  2,448,358
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


Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders during the quarter ended November 30, 1998. However, the Company held its annual meeting on December 3, 1998 at its Wilsonville, Oregon facility. The following directors were elected at this meeting

NAME                                              VOTES FOR     VOTES AGAINST     ABSTAIN
Kenneth L. Minton                                 1,411,678             3,550      64,000
Ron Torland                                         211,511                 0           0
Doug Johnson                                        211,511                 0           0
Craig Montgomery                                    211,511                 0           0

Other items voted on at this meeting were as follows:

Appoint PricewaterhouseCoopers LLP
     as independent accountants for the year
     ended May 31, 1999                           1,661,829            23,625       4,875



Item 6.  Exhibits and Reports on Form 8-K

     No Form 8-K filings were made during the quarter ended November 30, 1998.



Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PML, INC.
                                          (Registrant)


Date:    January 14, 1999               By: /s/ Kenneth L. Minton
         --------------------              -----------------------
                                           Kenneth L. Minton
                                           President and Chief Executive Officer