Form 10QSB
period 1999-02-28
PML INC
filed 1999-04-14
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999


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

     As of March 31, 1999 there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

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

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                           For the Third Quarter Ended
                                February 28, 1999

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                         Unaudited
                                                                        February 28               May 31,
Assets                                                                     1999                    1998
                                                                      --------------         --------------
Current Assets:
  Cash                                                                $      27,101          $     163,505
  Trade accounts receivable, less allowance for doubtful                  2,002,717              2,145,257
    accounts of $35,255 and $30,000
  Inventories                                                             1,781,781              1,916,818
  Deferred income taxes                                                     397,910                276,604
  Prepaid expenses and other current assets                                  67,214                113,931
                                                                      --------------         --------------
     Total Current Assets                                                 4,276,723              4,616,115
                                                                      --------------         --------------

Property, plant and equipment - net                                       1,546,663              1,754,993
Intangible assets - net                                                      27,332                 20,928
Other assets                                                                107,293                126,453
                                                                      --------------         --------------
          Total Assets                                                $   5,958,011          $   6.518.489
                                                                      ==============         ==============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                    $   1,679,292          $   1,505,707
  Accrued salaries and wages                                                170,178                256,027
  Accounts payable - related parties                                          1,130                      -
  Other accrued liabilities                                                 318,043                321,415
  Notes payable - related parties                                           247,551                247,551
  Bank line of credit                                                     1,775,014              1,987,548
  Current portion capital lease obligations                                  75,221                 90,731
  Current portion of borrowings - related parties                            75,134                 73,507
  Current portion of borrowings                                             295,912                248,018
                                                                      --------------         --------------
     Total Current Liabilities                                            4,637,475              4,730,504
                                                                      --------------         --------------

Capital lease obligations, less current portion                              68,923                122,197
Borrowings - related parties, less current portion                           74,758                115,197
Borrowings, less current portion                                            397,833                599,978
                                                                      --------------         --------------
     Total Borrowings. less current portion                                 541,514                837,372
                                                                      --------------         --------------

Commitments and contingencies                                                     -                      -
                                                                     --------------         --------------
Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                               -                      -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                  726,754                691,060
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 shares                                  17,804                 17,804
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                    2,116                  2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                              -                      -
  Additional paid in capital                                                146,540                146,540
  (Accumulated deficit) retained earnings                                  (114,192)                93,093
                                                                      --------------         --------------
     Total Stockholders' Equity                                             779,022                950,613
                                                                      --------------         --------------
          Total Liabilities and Stockholders' Equity                  $   5,958,011          $   6,518,489
                                                                      ==============         ==============

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                       For The Three Months Ended         For The Nine Months Ended
                                              February 28,                       February 28,
                                          1999            1998               1999            1998
                                     -------------   -------------      -------------   -------------

Net sales                            $  3,352,728    $  3,472,101       $ 10,260,967    $ 10,437,597

Cost of goods sold                      2,273,331       2,093,037          6,532,764       6,385,122
                                     -------------   -------------      -------------   -------------

     Gross profit                       1,079,397       1,379,064          3,728,203       4,052,475

Operating expenses                      1,205,652       1,259,573          3,734,003       3,680,858
                                     -------------   -------------      -------------   -------------

Operating (loss) income                  (126,255)        119,491             (5,800)        371,617

Other (income)/expense:
  Interest expense                         72,960          88,356            238,223         253,117
  Other                                  (116,309)        (10,426)            44,801          19,325
                                     -------------   -------------      -------------   -------------
     Total other (income)/expense         (43,349)         77,930            283,024         272,442
                                     -------------   -------------      -------------   -------------

(Loss) income before income taxes         (82,906)         41,561           (288,824)         99,175

Income tax (benefit) expense              (33,464)         17,518           (117,233)         45,525
                                     -------------   -------------      -------------   -------------

Net (loss) income                    $    (49,442)   $     24,043       $   (171,591)   $     53,650
                                     =============   =============      =============   =============


Basic (loss) income per share        $      (0.03)   $       0.01       $      (0.10)   $       0.01
                                     =============   =============      =============   =============

Diluted (loss) income per share      $      (0.03)   $       0.01       $      (0.10)   $       0.01
                                     =============   =============      =============   =============








        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                             Class A                                     Class B
                                           Convertible              Common               Common              (Accumulated
                                         Preferred Shares           Shares               Shares   Additional    Deficit)
                                        -----------------  -------------------  -----------------  Paid-in     Retained
                                        SHARES    AMOUNT     SHARES    AMOUNT    SHARES    AMOUNT  Capital     Earnings    Total
                                        ------ ----------  --------- ---------  -------- -------- --------- ----------- ----------
Balance, May 31, 1996                    4,950 $  592,974  1,776,816 $  17,768   211,551 $  2,116 $ 144,701 $ (517,122) $  240,437
     Preferred Stock dividends accreted            48,587                    -                  -         -    (48,587)          -
     Net income                                         -                    -                  -         -    669,371     669,371
                                        ------ ----------  --------- ---------  -------- -------- --------- ----------- -----------
Balance, May 31, 1997                    4,950 $  641,561  1,776,816 $  17,768   211,551 $  2,116 $ 144,701 $  103,662  $  909,808
                                        ====== ==========  ========= =========  ======== ======== ========= =========== ===========


Balance, May 31, 1997                    4,950 $  641,561  1,776,816 $  17,768   211,551 $  2,116 $ 144,701 $  103,662  $  909,808
     Preferred Stock dividends accreted            49,499                    -                  -         -    (49,499)          -
     Common Stock returned and canceled                 -       (125        (1)                 -         1          -           -
     Stock options exercised                            -      3,750        37                  -     1,838          -       1,875
     Net income                                         -                    -                  -         -     38,930      38,930
                                        ------ ----------  --------- ---------  -------- -------- --------- ----------- -----------
Balance, May 31, 1998                    4,950 $  691,060  1,780,441 $  17,804   211,551 $  2,116 $ 146,540 $   93,093  $  950,613
                                        ====== ==========  ========= =========  ======== ======== ========= =========== ===========


Balance, May 31, 1998                    4,950 $  691,060  1,780,441 $  17,804   211,551 $  2,116 $ 146,540 $   93,093  $  950,613
     Preferred Stock dividends accreted            35,694                                                      (35,694)          -
     Net loss                                           -                                                     (171,591)   (171,591)
                                        ------ ----------  --------- ---------  -------- -------- --------- ----------- -----------
Balance, February 28, 1999 (unaudited)   4,950 $  726,754  1,780,441 $  17,804   211,551 $  2,116 $ 146,540 $ (114,192) $  779,022
                                        ====== ==========  ========= =========  ======== ======== ========= =========== ===========





        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                   For The Nine Months Ended
                                                                           February 28,
                                                                       1999          1998
                                                                  ---------------------------
Cash Flows from Operating Activities:
     Net  (loss) income                                           $  (171,591)   $    53,650
     Adjustments to reconcile net (loss) income to
            net cash provided by (used in) operating activities:
         Depreciation and amortization                                311,168        261,442
         Gain on sale of equipment                                       (648)       (26,893)
         Changes in:
            Accounts receivable                                       142,540       (356,465)
            Inventories                                               135,037       (343,797)
            Deferred income taxes                                    (121,306)        41,654
            Other assets                                               58,444         35,889
            Accounts payable and accrued liabilities                   85,494       (141,999)
                                                                  ------------   ------------
            Total adjustments                                         610,729       (530,169)
                                                                  ------------   ------------
         Net cash provided by (used in) operating activities          439,138       (476,519)

Cash Flows from Investing Activities:
     Proceeds from sale of assets                                       1,150         33,462
     Purchase of property, plant and equipment                       (102,311)      (355,442)
                                                                  ------------   ------------
         Net cash used in investing activities                       (101,161)      (321,980)

Cash Flows from Financing Activities:
     Net proceeds of bank credit line                                (212,534)       759,201
     Proceeds from issuance of capital lease obligations                    -         70,828
     Repayment of capital lease obligations                           (68,775)        (8,254)
     Proceeds from issuance of long-term debt                          24,607        149,864
     Repayment of long-term debt                                     (217,679)      (218,442)
     Proceeds from issuance of common stock                                 -          1,875
                                                                  ------------   ------------
         Net cash (used in) provided by financing activities         (474,381)       755,072
                                                                  ------------   ------------
Decrease in cash                                                     (136,404)       (43,427)

Cash at beginning of period                                           163,505         74,410
                                                                  ------------   ------------

Cash at end of period                                             $    27,101    $    30,983
                                                                  ============   ============


Supplemental Disclosures:
     Interest paid                                                $   249,228    $   275,803
     Income tax paid                                                    1,970         16,723
     Non Cash Items:
         Preferred stock dividends accreted                            35,694         37,023
         Accounts payable exchanged for long-term debt                 24,607              -
         Common shares reaquired                                            -              1

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at November 30, 1998, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1998, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month and nine month periods ended February 28, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

                                                          Information Needed to Calculate Basic Earnings Per Share
                                                        For The Three Months Ended           For The Nine Months Ended
                                                              February 28,                         February 28,
                                                          1999             1998                1999             1998
                                                     --------------   --------------      --------------   --------------
Numerator
---------
Net (loss) income                                    $     (49,442)   $      24,043       $    (171,591)   $      53,650
Preferred stock dividends accreted                         (11,289)         (12,476)            (35,694)         (37,023)
                                                     --------------   --------------      --------------   --------------
Basic (loss) income                                  $     (60,731)   $      11,567       $    (207,285)   $      16,627
                                                     ==============   ==============      ==============   ==============
Denominator
-----------
Average number of common shares outstanding              1,780,441         1,780,441          1,780,441        1,778,277
Average number of Class B common stock outstanding         211,551           211,551            211,551          211,551
                                                     --------------   ---------------     --------------   --------------
Average shares used in basic EPS calculation             1,991,992         1,991,992          1,991,992        1,989,828
                                                     ==============   ===============     ==============   ==============


Basic (loss) income per share                        $       (0.03)   $         0.01      $       (0.10)   $        0.01
                                                     ==============   ===============     ==============   ==============



                                                          Information Needed to Calculate Diluted Earnings Per Share
                                                        For The Three Months Ended           For The Nine Months Ended
                                                              February 28,                         February 28,
                                                          1999             1998                1999             1998
                                                     --------------   --------------      --------------   --------------
Numerator
---------
Basic (loss) income                                  $    (60,731)    $      11,567       $    (207,285)   $      16,627
Add back preferred stock dividends accreted *                -                 -                   -                -
                                                     --------------   --------------      --------------   --------------
Diluted (loss) income                                $    (60,731)    $      11,567       $    (207,285)   $      16,627
                                                     ==============   ==============      ==============   ==============
Denominator
-----------
Average number of common shares outstanding             1,780,441         1,780,441           1,780,441        1,778,277
Average number of Class B common stock outstanding        211,551           211,551             211,551          211,551
Effect of common stock equivalents *                         -                 -                   -                -
Effect of preferred convertible stock *                      -                 -                   -                -
                                                     --------------   --------------      --------------   --------------

Average shares used in diluted EPS calculation          1,991,992         1,991,992           1,991,992        1,989,828
                                                     ==============   ==============      ==============   ==============

Diluted (loss) income per share                      $      (0.03)   $         0.01      $        (0.10)   $        0.01
                                                     ==============   ==============      ==============   ==============


* To the extent that the effect of preferred stock dividends accreted, the effect of outstanding stock options, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended February 28, 1999 and 1998, amounts excluded were $11,289 and $12,476 of accreted dividends respectively, 95,276 and 266,481 shares of potential common stock (due to stock options) respectively, and 176,786 and 176,786 shares of potential common stock (due to preferred convertible stock) respectively. For the nine months ended February 28, 1999 and 1998, amounts excluded were $35,694 and $37,023 of accreted dividends respectively, 131,999 and 244,001 shares of potential common stock (due to stock options) respectively, and 176,786 and 176,786 shares of potential common stock (due to preferred convertible stock) respectively.

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

     Between September 1996 and March 31, 1998 the Company evaluated, selected, and appointed a task team to upgrade and install a completely new MIS system which the vendor represents to be fully Year 2000 compliant. This system is now operational in all but one of the Company's locations and is expected to be fully operational throughout the Company within the next six months. This new IT software package controls major operational systems including purchasing, scheduling, inventory control, sales and distribution as well as providing the Company's new financial systems. The financial impact for the new MIS system was about $350,000 for capital and $70,000 for excess labor and other expenses in fiscal 1998. Additional expenses for this MIS system are expected to be minimal in fiscal 1999 but will require about $75,000 in additional capital to upgrade the Company's personal computers to meet Year 2000 requirements.

     The Company is currently executing its plan to identify Year 2000 readiness issues pertaining to internal and external communications systems and desk top systems and has developed a questionnaire to aid in assessing Year 2000 readiness of its third party providers including those third parties who provide financial, payroll, communications and component services to the Company. Most of the Company's internal systems have been evaluated and are expected to be Year 2000 compliant by August 1999. The Company expects to substantially complete its evaluations of any remaining Year 2000 issues and have them Year 2000 compliant by the end of its fiscal 1999 year. The financial impact of future required system improvements is not anticipated to be material. The Company will also be working on contingency plans for material IT and third party providers that the Company relies upon, but at this time it is too soon for the Company to determine if these contingency plans will be needed.

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

Canadian Exchange

     PML is a US incorporated company but also has several operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the US dollar, it must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike most of our US competitors, the Company is in a somewhat unique position in that it manufactures in both the US and Canada and has received nearly 40% of its revenues from Canadian sales in each of the last few years. In the last five fiscal years, the exchange rate between Canadian and US currency has been quite stable and has not fluctuated more than about 3% from its"normal" trading range of about $.72 to $.73 (US $ equivalent rate).

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

     For example, in the nine months ended February 28, 1999 the Company's net sales were reduced, as a result of changes in the Canadian exchange rate to about $10,261,000 from about $10,593,000 or nearly $332,000. For this same time period cost of goods sold and operating expenses improved about $167,000 due to the lower exchange rate. As of February 28 the exchange loss related to current assets and liabilities included in other expense in the Company's Consolidated Statements of Operations was about $42,000 and results solely from the decline in the exchange rate and would be reversed in future periods if the Canadian/US exchange rate returned to last year's levels. As a result of the decline in the Canadian/US exchange rate, the Company's net loss increased by an estimated $207,000 for the nine month period ended February 28, 1999.


Accounting Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Actual results often will differ from such accounting estimates. In the nine month period ended February 28, 1999, the Company re-evaluated its allowance for doubtful accounts resulting in an increase of about $91,000 in the allowance account related to accounts receivable as of May 31, 1998. For the same period, the Company evaluated its inventory for obsolete and slow moving inventory resulting in a nearly $46,000 write-down of inventory. The total of these adjustments was an increase in the net loss of about $137,000 for the nine month period ended February 28, 1999.

Results of Operations

Nine Months Ended February 28, 1999 Compared to February 28, 1998

     Actual sales volumes for the nine months ended February 28, 1999 increased when compared to the same period a year ago. However, due solely to the decline in the Canadian exchange rate and the changes in accounting estimates previously discussed, net sales for the nine months ended February 28, 1999, measured in US dollars, decreased approximately 1.7% to $10,260,967 from $10,437,597 during the same period a year ago. Net sales were reduced about 0.9% from last year by the $91,000 increase in the customer credit estimate discussed earlier and declined from fiscal 1998 levels by approximately 3.2% (nearly $332,000) due to the change in the Company's average Canadian dollar exchange rate, also discussed earlier. The customer credit and the exchange impacts were partially offset by the approximately 2.4% sales improvements in the industrial microbiology market and from sales increases of speciality products. The Company's management remains very encouraged with the favorable constant dollar increase in total sales showing that the net sales erosion of the past few years has been contained.

     During the nine months ended February 28, 1999 as compared to the same period in the prior year, cost of goods sold (COGS) increased to 63.7% from 61.2% of net sales. COGS as a percent of net sales increased about 0.9% from the exchange impact discussed earlier and increased about 0.8% from the modification in the accounting estimates also discussed earlier. COGS as a percent of net sales increased about 0.8% reflecting higher material usage from start up problems associated with the installation of the Company's new information reporting system. Operating expense was 36.4% of sales in the first nine months of this year compared to 35.3% in the same period last year. The Canadian Exchange and accounting estimate changes discussed earlier increased operating expense by nearly 1.2% which was partially offset by the Company's cost reduction efforts. Other expense consists mainly of interest expense and Canadian balance sheet currency exchange loss. Interest expense was about the same for both years, but in the first nine months of fiscal 1999 the Company's Canadian exchange loss was $41,929 compared to a Canadian exchange loss of just over $38,883 in the same nine month period of fiscal 1998. Exchange gains or losses cannot be forecasted with any degree of accuracy.

     The Company recorded net loss of ($171,591) for the first nine months ended February 28, 1999 compared to net income of $53,650 during the same period a year ago. The impacts of the previously discussed Canadian/US exchange rate reduction and the modification of accounting estimates reduced the Company's net income by an estimated $344,000 for the first nine months of this year. Both the basic and diluted net (loss) per share were ($0.10) for the first nine months of fiscal 1999 as compared to $0.01 net income per share for both basic and diluted for the first nine months of fiscal 1998.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                                  Percent of Sales
                                           Nine Months Ended February 28,
                                           ------------------------------


                                            1999                    1998
                                           ------                  ------


Net Sales                                  100.0%                  100.0%
Cost of Goods Sold                          63.7                    61.2
                                           ------                  ------
Gross Profit                                36.3                    38.8
Operating expenses                          36.3                    35.3
                                           ------                  ------
Operating (Loss) Income                     (0.0)                    3.5
Other Expense                                2.8                     2.6
                                           ------                  ------
Income (Loss) before income taxes           (2.8)                    0.9
Income tax (benefit) expense                (1.1)                    0.4
                                           ------                  ------
Net (Loss) Income                           (1.7)%                   0.5%
                                           ======                  ======




Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and financing activities. At February 28, 1999, the Company had negative working capital of $360,752 compared with negative working capital of $114,389 at May 31, 1998. The ratio of current assets to current liabilities was 0.92 at February 28, 1999 compared to 0.98 at May 31, 1998. Quick liquidity (current assets less inventories to current liabilities) was .54 at February 28, 1999 and .57 at May 31, 1998. The twelve month average collection period for trade receivables was 55.5 days at February 28, 1999 compared with 52.1 days at May 31, 1998. This increase reflects both seasonality and slower collection of payments on accounts receivable account balances from east coast clinical customers.

     Net cash provided by operating activities was $439,1384 in the first nine months of fiscal 1999 compared with net cash used in operations of $476,519 in the same period a year ago. Approximately $277,577 of the cash provided in fiscal 1999 was due to a decrease in accounts receivable and inventories. The Company anticipates that the inventory reduction programs now in progress over the next year will aid in further improving cash flow and increasing the Company's ability to repay its debt. Net cash used in investing activities was $101,161 in the first nine months of fiscal 1999, compared with $321,980 used by the Company in investing activities in the same period of fiscal 1998. These expenditures for both periods were mainly for purchases of equipment for the new manufacturing facility in Wilsonville. Financing activities used cash of $474,381 in the first nine months of fiscal 1999 as a result of repayments on the bank credit line, payments on capital lease obligations, and repayments of long term debt. This compares to cash provided of $755,072 from financing activities in the same period of fiscal 1998.

     The Company negotiated its current four year financing agreement with its current lender effective December 1, 1996. This financing agreement includes interest at prime plus 2.0% (9.75% at February 28, 1999) (which will decrease each year if certain financial ratios are met) and also allows the Company to borrow against both equipment and inventory as well as accounts receivable. Proceeds from the financing agreement were used to pay off all outstanding debt from the prior lender and provided additional funds for growth. The Company believes the improvement in available cash financing will allow it to achieve significant manufacturing cost efficiencies and much needed improvements in MIS systems which were not possible under its previous loan agreement.

     As part of the financing agreement, the Company obtained a new bank line of credit that has a current maturity date of November 30, 2000. Although the due date for the facility is November 30, 2000, the borrowings are classified as current as the Company initiates repayments and borrowings on a regular (near daily) basis throughout the year This line of credit is secured by substantially all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. The Company also borrowed $400,000 on December 1, 1996 under a new four year term loan secured by eligible operating equipment. The rate of interest charged on the line is prime plus 2.0% (9.75% at February 28, 1999) and will decrease each year if the Company meets certain financial ratios. This loan will be repaid primarily out of the Company's future receivable collections. The Company was in compliance with all of its covenants at of February 28, 1999 resulting from the bank revising the covenants to eliminate exchange gain or loss impacts related to balance sheet accounts.

The Company's borrowing structure at February 28, 1999 was as follows:

Third Party Long Term Borrowings:
                                                                         Long-Term      Current-Portion
                                                                       -------------    ---------------
     Revolving credit line at prime plus 2.0% (9.75% at February 28,
         1999) due November 30, 2000                                   $       -        $    1,775,014
     Note payable at 12%, due April 2000                                      50,205            19,138
     Note payable at prime plus 2.0% (9.75% at February 28, 1999)
         due November 30, 2000                                                83,308           100,008
     Capital Lease Obligations, due now through July 2001                     68,923            75,221
     Note payable at 6%, due May 2005                                         60,000            10,000
     Trade A/P converted to notes payable at 6%, due February 2001           204,320           166,766
                                                                       -------------    ---------------

     Total third party long term borrowings                            $     466,756    $    2,146,147
                                                                       -------------    ---------------

Related Party Long Term Borrowings:

     Ron Torland Note payable at 10% due January 2000                  $       -        $       10,000
     Ron Torland Note payable at prime plus 1% (8.75% at February 28,
         1999) due November 1999                                              35,821            11,679
     Mary Brown 8% Note due May 2000                                           7,178            27,323
     Trade A/P converted to notes payable at 6% due February 2001             31,759            26,132
                                                                       -------------    ---------------
     Total related party long term borrowings                          $      74,758    $       75,134
                                                                       -------------    ---------------

Related Party Notes Payable:

     Demand Notes                                                      $       -               247,551
                                                                       -------------    ---------------

Total long term borrowings and notes payable                           $     541,514    $    2,468,832
                                                                       =============    ===============

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


Item 6.  Exhibits and Reports on Form 8-K

     No Form 8-K filings were made during the quarter ended February 28, 1999. However, the Company did make a Form 8-K filing on March 19, 1999 to announce a change in its independent accountants form PricewaterhouseCoopers, LLP to MossAdams LLP.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PML, INC.
                                      (Registrant)


Date:    April 14, 1999               By:  /s/ Kenneth L. Minton
         -----------------------           -------------------------------------
                                           Kenneth L. Minton
                                           President and Chief Executive Officer