Form 10KSB
period 1999-05-31
PML INC
filed 1999-09-15
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-KSB




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

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

Revenues for the most recent fiscal year:  $13,818,563

The aggregate market value of voting Common Stock held by non affiliates (based on the closing sales price on the NASD Electronic Bulletin Board) on August 31, 1999 was approximately $151,400.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

As of August 31, 1999, there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

Documents incorporated by reference:  N/A

                                    PML, INC.

                                FORM 10-KSB INDEX

                                     Part I                                         Page
                                     ------                                         ----

Item 1.      Description of Business                                                  3

Item 2.      Description of Properties                                                7

Item 3.      Legal Proceedings                                                        7

Item 4.      Submission of Matters to a Vote of Security Holders                      8

                                     Part II

Item 5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                                   9

Item 6.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                             9

Item 7.      Financial Statements and Supplementary Data                           13 & 21

Item 8.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                             14

                                    Part III

Item 9.      Directors, Executive Officers, Promoters and Control Personnel;
                Compliance with Section 16(a) of the Exchange Act                    15

Item 10.     Executive Compensation                                                  16

Item 11.     Security Ownership of Certain Beneficial Owners and Management          17

Item 12.     Certain Relationships and Related Transactions                          18

Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K         19

                                    PML, INC.

                         1999 FORM 10-KSB ANNUAL REPORT


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

Products
--------

         PML's product line consists of diagnostic products and supporting materials used by both clinical and industrial microbiologists. Its diagnostic products include, among other items, prepared culture media in Petri dishes, tubes and bottles for use in culturing and differentiating organisms from specimens; various kits, disks and strips for rapid identification of organisms; microdilution ("MIC") panels for determining the minimum inhibitory concentration of antibiotics which may be used against the cultured organisms; and various identification stains and reagents. Supporting materials include inoculating loops for inoculating the specimen into culture media; transport media for keeping specimens viable until they are delivered to the laboratory; lyophilized quality control organisms for gas generating systems, for providing the proper gaseous environment for culturing organisms; swabs for collecting specimens; and various fixatives and preservatives.

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

Marketing
---------

         PML markets its products primarily in the United States and Canada through its internal sales organization and through a network of distributors. PML's customers include both clinical and industrial microbiology laboratories. Hospital and private medical laboratories plus doctor's offices and clinics make up most of the clinical market. The industrial market includes food and drug packagers, food and water testing labs, and pharmaceutical and biotechnology research firms. The Original Equipment Manufacturer (OEM) market, which is a new, fast growing market, includes companies manufacturing medical devices requiring media based suppliers. The veterinary market is also a growing segment.

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

         In addition, PML has increased its focus on the industrial microbiology market and OEM market, which are growing at a faster pace than the clinical market. In Fiscal 1999, the Company's sales in the industrial segment continued to increased, and the Company is optimistic about further increases in Fiscal 2000.

Distribution of Products
------------------------

         To address service, shipping, and shelf life requirements, PML has established distribution centers in or near the following metropolitan areas of the United States and Canada: Portland, Oregon; Providence, Rhode Island; Vancouver, British Columbia; and Toronto (Mississauga), Ontario. Each distribution center includes temperature-controlled storage areas and a full inventory of routinely ordered products. Each distribution center receives the bulk of its inventory from the nearest PML production plant on a weekly basis with specialty (products other than routine prepared culture media commercially available from most suppliers) and distributed products coming from the Wilsonville plant, a Portland, Oregon suburb. PML typically ships a complete customer order within twenty-four to forty-eight hours of receipt of the order. Depending on the size of the order, customer requirements and distance, shipments are made by local courier, international package delivery service (e.g. UPS, Federal Express) or an over the road common carrier.

Manufacturing
-------------

         At present, the majority of PML's sales consist of products it manufactures itself; primarily prepared culture media in Petri dishes, tubes and bottles. The manufacturing process is essentially a mixing, filling and packaging operation. The culture medium itself is a blend of powdered nutrients which typically include beef and soy byproducts; agar, a seaweed derivative used as a gelling agent; and other nutritional or diagnostic substances such as animal blood. For Petri dishes, the powdered nutrients are blended and rehydrated, and the resulting liquid is sterilized in pressure vessels and aseptically dispensed into presterilized plastic Petri dishes. As the medium cools it gels into a semi-solid state and is then packaged for sale. Tubed and bottled media are prepared in a similar manner except that these products are usually sterilized after they are dispensed.

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

Suppliers
---------

         PML's largest suppliers provide Petri dishes, blood, agar and plastic packaging material which are available from a number of sources in the United States and Canada. Several manufacturers and distributors of glassware, chemicals and packaging materials exist in the United States and Canada.

Competition
-----------

         PML operates in three distinct markets, Clinical, Industrial and Original Equipment Manufacturing (OEM), with each containing different customers and competitive forces.

         In the clinical market, PML's primary customers are hospital and clinical laboratories. In the United States, most hospitals have become members of buying groups known as Group Purchasing Organizations (GPOs), which have negotiated single supplier contracts for prepared media from only one supplier. Under these agreements, PML's principal competitor, Becton Dickinson Microbiology Systems (BDMS), a subsidiary of Becton Dickinson & Co. has obtained sole source supplier status to approximately 85% of the U.S. market. In the Canadian clinical market, normal nonrestrictive competitive conditions exist, and PML has historically outperformed all of its competitors and has continually increased its market share.

         In the industrial market, the key competitive factors are product features, quality and service. PML has only one other significant competitor in this market, which it competes favorably against.

         In the (OEM) market, PML is one of very few companies supplying media-based products. Product quality and customer responsiveness are the primary factors for success in this market. PML has been successful in expanding this market against its competitors.

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

Patents and Licenses
--------------------

         PML owns a number of patents, trademarks and licenses. No individual patent, trademark, or license is material or critical to PML or any particular product line that PML maintains. All such agreements or rights are considered to be standard for companies operating in our industry.

Employees
---------

         On May 31, 1999 and 1998, PML had approximately 166 and 160, respectively, full time equivalent employees. Minor increases and decrease to the number of employees occurs throughout the year as manufacturing demand changes. PML's employees are located throughout North America with the heaviest concentrations in Portland, Oregon, and Toronto, Canada.

         PML's employees are not covered by a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.

Government Regulation
---------------------

         As a manufacturer of medical devices, PML is subject to certain regulations of the U.S. Food and Drug Administration (FDA) and Canada's Health Protection Branch (HPB). These regulations require that these government agencies inspect PML's products, facilities, and manufacturing processes. PML's facilities, processes and products have received all of the required approvals, and PML believes that it is in substantial compliance with all relevant FDA and HPB requirements.

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

Liability Insurance
-------------------

         The Company maintains product liability insurance in the amount of $4 million dollars. Product liability insurance is limited in availability and restrictive in cost. Based on the essentially confirmatory nature of the majority of PML's diagnostic products, PML's management believes that the Company is not subject to significant product liability risk with its present product line. To date, PML has never paid a product liability claim.

Item 2.  Description of Properties

         PML currently operates from five leased locations in two countries. The Company expects no difficulty in extending any of its leases as they come due. The following chart summarizes the significant facilities which the Company leases.

                                     Approximate           Approximate
                                    Square Footage        Square Footage          Lease
            Location                Manufacturing      Admin & Distribution     Expiration
            --------                --------------     --------------------     ----------
1.   Wilsonville, Oregon                 9,000               34,000             June 2004
2.   Mississauga, Ontario               16,000                3,000             November 2000
3.   Mississauga, Ontario                4,000                   -              May 2000
4.   Richmond, British Columbia          2,000                3,100             June, 2001
5.   Providence, Rhode Island               -                12,000             April, 2004


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

         The Wilsonville production facility supplies conventional culture media to the western United States and Canadian regions and provides specialty products to all other locations. Equipment for the production of PML's PHASE27 blood culture system, DUOTEK sterility testing system, MIC panels, and dehydrated media are also located in Wilsonville.

         The Mississauga plant produces mostly high-volume culture media for eastern Canada and for the eastern United States regions, and much of PML's industrial contact plate product line. A second Mississauga facility assembles parasitology kits on a contract basis for various Canadian accounts.

Item 3.  Legal Proceedings

         Occasionally, the Company is a party to incidental suits or other legal actions arising in the ordinary course of its business. The Company is not aware of any pending or existing material lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting on December 3, 1998 at its Wilsonville, Oregon facility. Four members of the Board of Directors were elected and PricewaterhouseCoopers LLP was ratified as independent accountants. Subsequent to the annual meeting, the Board of Directors appointed Moss-Adams LLP as independent accountants in place of PricewaterhouseCoopers LLP, due solely to cost considerations. The directors elected and the votes cast for all matters are as follows:

                                            Votes For   Votes Against   Abstain

         Kenneth L. Minton                  1,411,678       3,550        64,000
         Arthur R. (Ron) Torland (CLASS B)    211,511           0             0
         Craig S. Montgomery (CLASS B)        211,511           0             0
         Douglas C. Johnson (CLASS B)         211,511           0             0


         Ratification of auditors           1,661,829      23,625         4,875

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

         For the Quarterly                High              Low
         Period Ended                   Bid Price        Bid Price
         ------------                   ---------        ---------
         May, 1999                       $0.53125         $0.53125
         February, 1999                  $0.75000         $0.43750
         November, 1998                  $0.75000         $0.37500
         August, 1998                    $1.12500         $0.87500
         May, 1998                       $1.25000         $0.87500
         February, 1998                  $2.62500         $1.25000
         November, 1997                  $2.37500         $1.31250
         August, 1997                    $1.37500         $0.59375

         The Company has not paid any cash dividends on the Common Stock in the past and anticipates that, for the foreseeable future, it will retain any earnings available as dividends for use in its business. The Company's loan agreement does not allow the Company to declare or pay cash dividends without the written consent of the bank. The preferred shares have a provision which calls for the accretion of dividends annually at a rate of prime plus 1.5%. May 31, 1999 accreted dividends totaled $243,296. See Note 9 of Notes to Consolidated Financial Statements. Approximately 1,114 record holders of Common Stock existed as of May 31, 1999.


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

Year 2000 Issue
---------------

         The Company recognized the importance to its operations and reporting systems of the Year 2000 issues and began addressing the issue in 1996, to ensure that the reliability of its operations as well as the availability and integrity of its financial systems will not be adversely impacted by Year 2000 computer technology software failures. In that regard the Company is attempting to identify all internal information technology ("IT") and non-IT systems which may be affected by the Year 2000 issues as well as trying to assess third party IT and non-IT that the Company relies upon and the third parties' Year 2000 readiness.

         Starting in September 1996 the Company evaluated, selected, and appointed a task team to upgrade and install a completely new MIS system which the vendor represents to be fully Year 2000 compliant. This system is now operational. This new IT software package controls major operational systems including purchasing, scheduling, inventory control, sales and distribution as well as providing the Company's new financial systems.

         Most of the Company's internal systems have been evaluated and are to be Year 2000 compliant by the end of September 1999. The financial impact of future required system improvements is not anticipated to be material. The Company will also be working on contingency plans for material IT and third party providers that the Company relies upon, but at this time it is too soon for the Company to determine if these contingency plans will be needed.

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

Canadian Exchange
-----------------

         PML is a US incorporated company but also has several significant operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the US dollar, it must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike most of our US competitors, the Company is in a somewhat unique position in that it manufactures in both the US and Canada and regularly receives approximately 40% of its revenues from Canadian sales. In the five fiscal years ending in 1998, the exchange rate between Canadian and US currency has been quite stable and has not fluctuated more than about 3% from its "normal" trading range of about $.72 to $.73 (US $ equivalent rate).

         Starting in April 1998, the Canadian/US exchange rate started an unusually sharp decline and reached as low as the $.63 range before stabilizing at about $.67 in May 1999. This decline is unprecedented in PML's history and whether the rate continues to decline, remains the same, or starts to recover is unpredictable. However, since the Company's Canadian operations are such a significant part of total operations, this decline in the Canadian exchange rate has had a material adverse impact on the consolidated financial results of the Company.

For example, in the twelve months ended May 31, 1999 the Company's net sales were reduced, as a result of changes in the Canadian exchange rate to about $5.5 million from a historical exchange of about $6.0 million or nearly $500,000. For this same time period cost of goods sold and operating expenses improved by approximately $180,000 due to the lower exchange rate. As of May 31 the exchange loss related to current assets and liabilities included in other expense in the Company's Consolidated Statements of Operations was about $30,000 and results solely from the decline in the exchange rate and would be reversed in future periods if the Canadian/US exchange rate returned to last year's levels. As a result of the decline in the Canadian/US exchange rate, the Company's net loss increased by an estimated $350,000 for the twelve month period ended May 31, 1999.

Accounting Estimates
--------------------

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Actual results often will differ from such accounting estimates. For the fiscal year ended May 31, 1998, this task was made more difficult as the Company had just "gone live" on a new and totally integrated management reporting system. As with any new system, it took many months to "debug" the new software. One area in which the Company encountered more difficulty than anticipated was in estimating credits and discounts due to customers. Another area with inherent estimating difficulty is inventory reductions required by changing market conditions. For the year ended May 31, 1999, net sales were negatively impacted by about $91,000 due to a change in the customer credit estimate. For the same period, cost of goods sold and operating expenses were negatively impacted by nearly $46,000 reflecting a change in inventory reserves. The total of the adjustments to these reserves increased the pre-tax loss by an estimated $137,000 for the year ended May 31, 1999.

Results of Operations
---------------------

         The results of operations for Fiscal 1999 have been negatively affected by several significant events which, when compared to Fiscal 1998, reflects a deterioration of current earnings.

         As discussed in the Canadian Exchange and Accounting Estimate sections above, Fiscal 1999 results of operations have been negatively affected by an estimated $487,000 due to these two items alone. While the management of the Company has no control over the Canadian/US exchange rate, operational actions have occurred and will continue to be made in an effort to mitigate, partially or completely, an exchange effect for Fiscal 2000. However, management cannot predict how the exchange rate may react in the future. Management is of the opinion that the accounting estimate charge to earnings will not repeat in Fiscal 2000.

Year Ended May 31, 1999 Compared With Year Ended May 31, 1998
-------------------------------------------------------------

         The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to sales for the period indicated.

                                                          Percent of Sales
                                                         Year Ended May 31,
                                                         ------------------
                                                         1999          1998
                                                         ----          ----

         Net Sales                                       100.0%        100.0%
         Cost of Goods Sold                               63.6          61.7
                                                        ------        ------
         Gross Profit                                     36.4          38.3
         Selling, general and administrative expenses     36.0          35.3
                                                        ------        ------
         Operating Income                                  0.4           3.0
         Other expense                                     2.3           2.4
                                                        ------       -------
         Income before income taxes                       (1.9)          0.6
         Income tax expense (benefit)                     (0.4)          0.3
                                                        ------        ------
         Net income                                       (1.5)%         0.3%
                                                        ======        ======

         Sales in Fiscal 1999 totaled $13.8 million, a decrease of $117,000 or .8% over Fiscal 1998. As discussed above, this year's sales were negatively affected by the Canadian exchange. Had the exchange rate remained at its historical position, sales would have increased over 4% compared to Fiscal 1998.

Operating expenses (selling, general and administrative) increased by approximately $0.7%. The majority of this increase is attributed to higher depreciation levels resulting from the large MIS upgrades in capital equipment and freight charges absorbed, which resulted from backlogs generated when the new computer system was launched.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

         The following is a summary of unaudited operating results by quarter for the fiscal years ended May 31, 1999 and 1998:

         1999                               1st Qtr      2nd Qtr      3rd Qtr     4th Qtr        Total
         Net sales                        $3,597,242   $3,310,997   $3,352,728   $3,557,596    $13,818,563
         Gross profit                      1,454,325    1,194,481    1,079,397    1,302,029      5,030,232
         Net income (loss) before tax         13,908     (219,826)     (82,906)      24,725       (264,099)
         Net income (loss)                     6,698     (128,847)     (49,442)     (42,010)      (213,601)
         Basic earnings (loss) per share        0.00        (0.07)       (0.03)       (0.03)         (0.13)
         Diluted earnings (loss) per share*     0.00        (0.07)       (0.03)       (0.03)         (0.13)

         1998                                1st Qtr     2nd Qtr      3rd Qtr     4th Qtr        Total

         Net sales                        $3,430,884   $3,534,612   $3,472,101   $3,498,261    $13,935,858
         Gross profit                      1,358,058    1,315,353    1,379,064    1,283,013      5,335,488
         Net income (loss) before tax         58,638       (1,024)      41,561      (13,224)        85,951
         Net income                           32,708       (3,101)      24,043      (14,720)        38,930
         Basic earnings per share               0.01        (0.01)        0.01        (0.01)         (0.01)
         Diluted earnings per share*            0.01        (0.01)        0.01        (0.01)         (0.01)


* Where the effect of the diluted earnings (loss) per share calculation would have been anti-dilutive, the diluted earnings (loss) per share is the same as the basic earnings (loss) per share.

Liquidity and Capital Resources
-------------------------------

       The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At May 31, 1999, the Company had negative working capital of approximately $615,400 compared with a negative working capital of about $114,000 at May 31, 1998. Much of the decrease in the current year is due to internal investments and a strong effort to reduce current and long term debt. The ratio of current assets to current liabilities is .87 at May 31, 1999 compared to .98 at May 31, 1998. Quick liquidity (current assets less inventories to current liabilities) is .51 at May 31, 1999 and .57 at May 31, 1998. The twelve-month average collection period for trade receivables was 55.1 days at May 31, 1999 compared with 52.1 days at May 31, 1998.

       Net cash provided by operating activities was $599,428 in fiscal 1999 compared with $164,898 used by operations in fiscal 1998. Net cash used in investing activities was $112,573 in fiscal 1999 compared with $374,629 used by the Company in investing activities in fiscal 1998. The Company spent $113,723 on the purchase of plant, property and equipment during fiscal 1999, compared with $414,158 in fiscal 1998. Financing activities consumed cash of ($649,789), primarily from decreases in short-term and long-term debt, compared with providing cash of $628,622 in 1998 from increases in the bank line of credit and a long-term lease on the Company's new MIS reporting system.

       The Company has a line of credit that has a current maturity date of November 30, 2000. This line of credit is secured substantially with all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities.

       The Company may require additional capital to finance current operations, make enhancements to or expansions of its manufacturing capacity, in accordance with its business strategy, or for additional working capital, for inventory and accounts receivable. The Company may also seek additional funds through public or private debt or through bank borrowings. No assurances can be given that future financings will be available with terms acceptable to the Company. Without such future financing, the Company's ability to finance its growth will be limited.

       The Company's total debt structure at May 31, 1999 is as follows:

                                                                           Long-Term     Current-Portion

     Revolving credit at prime plus 2.0%, due November 30, 2000           $         0      $ 1,714,450
     Note payable at prime plus 2.0%, due November 30, 2000                    58,306          100,008
     Note payable at 10%, due January 2000                                          0           10,000
     Note payable at prime plus 1%, due December 1999                          35,821           11,679
     Note payable at 8%, due May 2000                                               0           27,873
     Capital Lease obligations, due January 2001                               52,145           70,206
     Note payable at 6%, due May 2005                                          50,000           10,000
     Note payable at 12%, due April 2000                                            0           64,770
     Trade A/P converted to notes payable at 6%, due February 2001            172,769          209,360
                                                                          -----------      -----------

       Total Bank and Term debt                                           $   369,041      $ 2,218,346

     Notes payable to related parties                                               0          247,551
                                                                          -----------      -----------

     Total long and short term debt                                       $   369,041      $ 2,465,897
                                                                          ===========      ===========

Item 7.  Financial Statements and Supplementary Data

         The information required by this item starts on page 21 of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting Disclosure

         PML, Inc. engaged Moss Adams, LLP as its new independent accountants as of March 15, 1999. There have been no disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

         The  Board  of  Directors  of  PML,  Inc.   dismissed  its  independent
accountants, PricewaterhouseCoopers LLP on March 15, 1999. The reports of PricewaterhouseCoopers LLP on the consolidated financial statements of PML, Inc. as of May 31, 1998 and for the year then ended contained no adverse opinions or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit of the consolidated financial statements of PML, Inc. as of May 31, 1998 and for the year then ended and through March 15, 1999, there were no disagreements with PricewaterhouseCoopers LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

                                    PART III


Item  9.  Directors,   Executive  Officers,  Promoters  and  Control  Personnel;
Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of the Company
-----------------------------------------------

         The directors and executive officers of the Company at May 31, 1999 are as follows:
                                                                 Term as
                Name                     Position            Director Expires
                ----                     --------            ----------------
         A. Ron Torland            Chairman of the Board           1999
                                   Secretary, Treasurer

         Kenneth L. Minton         President and
                                   Chief Executive Officer
                                   Director                        1999

         Douglas C. Johnson        Director                        1999

         Craig S. Montgomery       Director                        1999


         A. Ron Torland, age 52, has been employed by the Company or its predecessor since 1970. He became Chairman of the Board in 1988, was Chief Executive Officer from 1988 to 1996, and was President from 1982 to 1988. He was Treasurer from 1972 to 1996 and a member of the Board of Directors since the Company was incorporated in 1972. Mr. Torland holds a B.S.
degree in business administration and served in the U.S. Army from 1968 to 1970.

         Kenneth L. Minton, age 49, was hired as the Company's President and Chief Executive Officer in April, 1996, and was elected to the Board of Directors in November, 1997. Prior to joining PML, he was President and Chief Operating Officer of Hind, Inc., a manufacturer and distributor of high end sports apparel from 1993 to 1996, and Vice President of Microwave Applications Group, an electronics manufacturer, from 1985 to 1993. Prior to 1985, Mr. Minton had extensive experience in operations, finance, sales and marketing in several industries. Mr. Minton holds a B.S. degree in Business Administration.

         Douglas C. Johnson, age 43, has been a director of the Company since March, 1996. He holds a B.A. degree in Music from Fort Wright College in Spokane, Washington, and a Masters Degree from the University of Southern California in Los Angeles. He has been a professional opera singer for 13 years and returned to the U.S. four years ago after nine years in Europe.

         Craig S. Montgomery, Ph.D., 45, has been a director of the Company since March, 1996. He is a licensed clinical psychologist. From 1983 to 1991, he was Program Director of New Day Center, Portland, Oregon, a residential and outpatient facility for chemical dependency treatment. From 1991 to 1993, he was Clinical Supervisor of both the New Day Center and the Dual Diagnosis program at Portland Adventist Hospital and Caremark Behavioral Health Services. He is now in private practice. Dr. Montgomery holds a Masters Degree from Pepperdine University and a Ph.D. from the California School of Professional Psychology in San Diego, California.

         No director holds a directorship in any other Company reporting under the Securities and Exchange Act of 1934.

Significant Employees
---------------------

         There are no significant employees as defined by the SEC other than those listed above.

Family Relationships
--------------------

         Mr. Torland and Dr. Montgomery are stepbrothers. Mr. Johnson is Dr. Montgomery's and Mr. Torland's brother-in-law.

Involvement in Certain Legal Proceedings
----------------------------------------

         None.

Item 10.  Executive Compensation

         The following table sets forth the compensation of all executive officers of the Company for the fiscal year ending May 31, 1999 and 1998, who earned total annual salary and bonuses during that period in excess of $100,000.

     Name of Individual        Annual Compensation
        and Position                 Year          Salary         Bonus     Other Compensation
        ------------                 ----          ------         -----     ------------------
     Kenneth L. Minton, CEO          1999          150,026          None        None
                                     1998          150,026          None        None

     Woody Streb, VP Marketing       1999          107,881        23,000        None
                                     1998          103,025         8,000        None

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the ownership of issued and outstanding shares of the Company as of the date hereof by each director, executive officer, and person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities as of August 31, 1998:

                                                              Amount and
                           Name and Address                   Nature of      Percent
     Title of              of Beneficial                      Beneficial    of Class
     Class                 Owner                              Ownership
------------------         ------------------------------     -----------   --------
     Common Shares         A. Ron Torland                     183,381 (a)      10.3%
                           10595 SW Kiowa Street
                           Tualatin, OR  97062

     Common Shares         Julian G. Torland                  267,900          15.1%
                           11100 SW North Dakota Street
                           Tigard, OR  97223

     Common Shares         Douglas C. & Joanne E. Johnson     266,832  (b)     15.0%


                           8728 SW Pamlico Court
                           Tualatin, OR  97062

     Common Shares         Craig S. Montgomery                167,243  (c)      9.4%
                           12600 SE Rachella Court
                           Boring, OR  97009

     Common Shares         Marcia & Stan Drake                122,243           6.9%
                           28890 S. Beavercreek Rd.
                           Mulino, OR  97042

     Common Shares         Mary Lou Ham                       167,243  (d)      9.4%
                           3363-B Blaine Rd.
                           Moscow, ID  83843

Class B
Common Shares              A. Ron Torland                     142,902          67.5%
                           10595 SW Kiowa Street
                           Tualatin, OR  97062

Class B
Common Shares              Julian G. Torland                   68,649          32.5%
                           11100 SW North Dakota Street
                           Tigard, OR  97223

Class A Convertible
Preferred Shares           Arthur N. and Bessie M. Torland      2,750          55.6%
                           8520 SW Avery Street
                           Tualatin, OR  97062


Class A Convertible
Preferred Shares           Julian G. Torland                      700          14.1%
                           11100 SW North Dakota Street
                           Tigard, OR  97223

Class A Convertible
Preferred Shares           Douglas C. & Joanne E. Johnson       1,500          30.3%
                           8728 SW Pamlico Court
                           Tualatin, OR  97062

--------------------------------------------------------------------------------


(a) Includes 1,000 shares owned by Janice Torland, Ron Torland's wife. Also includes 23,500 shares owned by Kris Torland, Ron Torland's daughter. Kris Torland lives at home but is an adult and Ron Torland disclaims any beneficial interest in these shares.

(b) Includes 96,743 shares owned bt Joanne Johnsonn, Doug Johnson's wife. Includes 70,500 shares owned by the Johnson children.

(c)  Includes 70,500 shares owned by the Montgomery children.

(d) Includes 70,500 shares owned by the three Ham children. However, two of the Ham children are adults who own 47,000 of these 70,500 shares, and Mary Lou Ham disclaims any beneficial interest in these shares.

         The directors and officers of the Company, as a group, own 624,556 common shares, representing 35.1% of that class, and 142,902 shares of Class B common shares, representing 67.5% of that class, and 1,500 shares of Class A convertible preferred, representing 30.3% of that class.

         There are no arrangements which may result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

         The Company currently leases equipment and formerly leased laboratories and office facilities from Arthur & Bessie Torland, Julian Torland, and Ron Torland, some of whom hold more than ten percent of certain classes of voting securities of the Company under three operating leases. Total rental expense incurred under these four operating leases was approximately $78,500 and $80,500 in fiscal 1999 and 1998, respectively. (See Note 12 on Notes to Consolidated Financial Statements.

         The Company has a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). See Patents and Licenses. Under the agreement which extends for six years, the Company will manufacture and market products developed by DDI and pay a royalty based upon the number of units sold. Total royalties of $11,404 were incurred in fiscal 1999 and $11,403 in fiscal 1998. DDI is owned by Messrs. Arthur and Ron Torland, both shareholders owning more than ten percent of a class of stock of the Company. Ron Torland is also a director of the Company.

         Joanne E. Johnson, wife of director Doug C. Johnson; Ron Torland, a stockholder and director; Arthur & Bessie Torland, shareholders; and L. Bruce Ham, brother-in-law of a director all have five year six percent notes issued in fiscal 1996. In fiscal 1996 this group of shareholders paid off a small group of the Company's Accounts Payable vendors who would not accept the Company's offer to exchange these liabilities for five year notes. Instead the Company issued these notes to this group of shareholders and the notes now have a balance of $71,211 at May 31, 1999.

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

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits
-------------

Exhibit                    Description of Exhibit
-------                    ----------------------

    3             Articles of Incorporation and Bylaws

    4             Instruments defining the rights of holder (none)

    9             Voting Trust Agreement (none)

   10             Material contracts
                  a.       Employment Agreement with Lester L. Leno
                  b.       Employment Agreement with Kenneth L. Minton
                  c.       Incentive Plan for VP Sales/Marketing
                  d.       1994 Stock Option Plan for Non-employee Directors.
                  e.       1994 Stock Option Plan


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


(b)  Reports on Form 8-K.
-------------------------

         Change     in     Registrant's      Certifying     Accountants     from
PricewaterhouseCoopers LLP, to Moss-Adams LLP.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Wilsonville, State of Oregon, on September 10, 1999.

                              PML, INC.

                              By: /s/ Kenneth L. Minton
                                 -----------------------
                                 Kenneth L. Minton, Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on September 10, 1999, on behalf of the Company and in the capacities indicated.


Signatures                    Title



/s/ Kenneth L. Minton         President and Chief Executive Officer
------------------------      (Principal Executive Officer), Director
Kenneth L. Minton


/s/A. Ron Torland             Chairman of the Board, Secretary
------------------------      Treasurer
A. Ron Torland



/s/Doug C. Johnson            Director
------------------------
Doug C. Johnson



/s/Craig S. Montgomery        Director
------------------------
Craig S. Montgomery

                                    PML, INC.


                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS


                              MAY 31, 1999 AND 1998

CONTENTS
--------------------------------------------------------------------------------



                                                                       Page
                                                                       ----

INDEPENDENT AUDITOR'S REPORT                                            21


CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated balance sheets                                         22
    Consolidated statements of operations                               23
    Consolidated statement of changes in stockholders' equity           24
    Consolidated statements of cash flows                               25
    Notes to financial statements                                    26 - 41

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
PML, Inc.


We have audited the accompanying balance sheet of PML, Inc. as of May 31, 1999, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of PML, Inc. as of May 31, 1998, were audited by other auditors whose report dated August 21, 1998, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PML, Inc. as of May 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




/s/ Moss Adams LLP
------------------
MOSS ADAMS LLP



Beaverton, Oregon
August 6, 1999

                        Report of Independent Accountants


To the Board of Directors and Stockholders of PML, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of PML, Inc. (formerly MEDA, Inc.) and its subsidiary at May 31, 1998, and the reults of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of PML, Inc. and its subsidiary for any period subsequent to May 31, 1998.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP


Portland, Oregon
August 21, 1998
                                       21a

                                                                       PML, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                             May 31,
                                                                               ------------------------------------
                                                                                    1999                1998
                                                                               ----------------    ----------------
                                   ASSETS
CURRENT ASSETS
     Cash                                                                    $             571   $         163,505
     Trade accounts receivable, net                                                  2,106,210           2,145,257
     Inventories                                                                     1,670,459           1,916,818
     Prepaid expenses and other                                                         74,675             113,931
     Deferred income taxes                                                             209,000             276,604
                                                                               ----------------    ----------------

              Total current assets                                                   4,060,915           4,616,115
                                                                               ----------------    ----------------

PROPERTY, PLANT, AND EQUIPMENT, net                                                  1,453,222           1,754,993

INTANGIBLE ASSETS, net                                                                  27,469              20,928

DEFERRED INCOME TAXES                                                                  136,000                   -

OTHER ASSETS                                                                           104,768             126,453
                                                                               ----------------    ----------------

                                                                             $       5,782,374   $       6,518,489
                                                                               ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank line of credit                                                     $       1,714,450   $       1,987,548
     Accounts payable                                                                1,596,512           1,505,707
     Accrued salaries and wages                                                        312,964             256,027
     Other accrued liabilities                                                         300,948             321,415
     Notes payable - related parties                                                   247,551             247,551
     Current portion  of capital lease obligations                                      70,153              90,731
     Current portion of long-term debt - related parties                                77,891              73,507
     Current portion of long-term debt                                                 355,852             248,018
                                                                               ----------------    ----------------

              Total current liabilities                                              4,676,321           4,730,504
                                                                               ----------------    ----------------

CAPITAL LEASE OBLIGATIONS, less current portion                                         52,145             122,197
                                                                               ----------------    ----------------

LONG TERM DEBT, related parties less current portion                                    58,985             115,197
                                                                               ----------------    ----------------

LONG TERM DEBT, less current portion                                                   257,911             599,978
                                                                               ----------------    ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 per share; authorized 25,000 shares
        no shares issued or outstanding                                                      -                   -
     Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
        outstanding 4,950 shares, including accreted dividends                         738,296             691,060
     Common stock, $.01 par value; authorized 2,500,000 shares,
        issued and outstanding 1,780,441 shares                                         17,804              17,804
     Class B common stock, $.01 par value; authorized 250,000
        shares, issued and outstanding 211,551 shares                                    2,116               2,116
     Class D common stock, $.01 par value, authorized 100
        shares, no shares issued or outstanding                                              -                   -
     Additional paid-in-capital                                                        146,540             146,540
     Retained earnings (deficit)                                                      (167,744)             93,093
                                                                               ----------------    ----------------

                                                                                       737,012             950,613
                                                                               ----------------    ----------------

                                                                             $       5,782,374   $       6,518,489
                                                                               ================    ================


See accompanying notes.                22
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                Year ended May 31,
                                      ----------------------------------------
                                            1999                  1998
                                      ------------------    ------------------

NET SALES                           $        13,818,563   $        13,935,858

COST OF GOODS SOLD                            8,788,331             8,600,370
                                      ------------------    ------------------

GROSS PROFIT                                  5,030,232             5,335,488

OPERATING EXPENSES                            4,975,232             4,914,652
                                      ------------------    ------------------

OPERATING INCOME                                 55,000               420,836

OTHER EXPENSE
     Interest expense, net                      310,755               334,299
     Miscellaneous                                8,344                   586
                                      ------------------    ------------------

                                                319,099               334,885
                                      ------------------    ------------------

NET INCOME (LOSS) BEFORE INCOME
     TAX PROVISION                             (264,099)               85,951

INCOME TAX EXPENSE (BENEFIT)                    (50,498)               47,021
                                      ------------------    ------------------

NET INCOME (LOSS)                   $          (213,601)  $            38,930
                                      ==================    ==================



NET INCOME (LOSS) PER COMMON SHARE
     Basic                          $            (0.13)   $            (0.01)
                                      ==================    ==================
     Diluted                        $            (0.13)   $            (0.01)
                                      ==================    ==================


See accompanying notes.                23
--------------------------------------------------------------------------------

                                                                       PML, INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                         Class A                                    Class B      Additional   Retained
                                        Convertible             Common              Common        Paid-in     Earnings
                                      Preferred Shares          Shares              Shares        Capital     (Deficit)    Total
                                     -----------------  --------------------  -----------------  ---------   ----------  ---------

BALANCE, MAY 31, 1997                 4,950  $ 641,561   1,776,816  $ 17,768   211,551  $ 2,116  $ 144,701   $ 103,662   $ 909,808

  Preferred stock dividends accreted    -       49,499         -         -         -        -          -       (49,499)        -
  Common stock returned
     and canceled                       -          -          (125)       (1)      -        -            1         -           -
  Stock options exercised               -          -         3,750        37       -        -        1,838         -         1,875
  Net income                            -          -           -         -         -        -          -        38,930      38,930
                                     ------  ---------  ----------  --------  --------  -------  ---------   ----------  ---------

BALANCE, MAY 31, 1998                 4,950    691,060   1,780,441    17,804   211,551    2,116    146,540      93,093     950,613
                                     ------  ---------  ----------  --------  --------  -------  ---------   ----------  ---------

  Preferred stock dividends accreted   -        47,236         -         -         -        -          -       (47,236)        -
  Net income                           -           -           -         -         -        -          -      (213,601)   (213,601)
                                     ------  ---------  ----------  --------  --------  -------  ---------   ----------  ---------

BALANCE, MAY 31, 1999                 4,950  $ 738,296   1,780,441    17,804   211,551  $ 2,116  $ 146,540   $(167,744)  $ 737,012
                                     =======  ========  =========== ========  ========  =======  =========   ==========  =========



See accompanying notes.                24
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                       Year ended May 31,
                                                                ---------------------------------
                                                                     1999              1998
                                                                --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                        $      (213,601)  $         38,930
     Adjustments to reconcile net income (loss) to net cash
        from operating activities:
        Depreciation and amortization                                 408,451            361,247
        Deferred income taxes                                         (68,396)            42,250
        Gain on disposition of assets                                    (648)           (19,297)
     Changes in:
        Accounts receivable                                            39,047           (371,811)
        Inventories                                                   246,359           (456,754)
        Other assets                                                   60,941            (46,650)
        Accounts payable and accrued liabilities                      127,275            287,187
                                                                --------------    ---------------
              Net cash from operating activities                      599,428           (164,898)
                                                                --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets                                       1,150             39,529
     Purchase of property, plant and equipment                       (113,723)          (414,158)
                                                                --------------    ---------------

              Net cash from investing activities                     (112,573)          (374,629)
                                                                --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds (payments) on line of credit                       (273,098)           738,620
     Principal payments on notes payable - related parties            (51,828)                 -
     Proceeds from issuance of capital lease obligations                    -            220,000
     Principal payments on capital lease obligations                  (90,630)           (87,461)
     Principal payments on long-term debt                            (234,233)          (244,412)
     Proceeds from issuance of common stock                                 -              1,875
                                                                --------------    ---------------

              Net cash from financing activities                     (649,789)           628,622
                                                                --------------    ---------------

NET INCREASE (DECREASE) IN CASH                                      (162,934)            89,095

CASH AND CASH EQUIVALENTS, beginning of year                          163,505             74,410
                                                                --------------    ---------------

CASH AND CASH EQUIVALENTS, end of year                        $           571   $        163,505
                                                                ==============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
        Interest paid                                         $       315,670   $        342,631
        Income tax paid                                       $         9,792   $         10,117
        Non-cash items:
           Preferred stock dividends accreted                 $        47,236   $         49,499
           Common stock returned and canceled                 $             -   $              1


See accompanying notes.                25
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1    -       ORGANIZATION AND BASIS OF PRESENTATION

         PML, Inc. ("PML" or the "Company") was incorporated as Meda, Inc. in September 1991 and owns 100% of the common and preferred stock of PML Microbiologicals, Inc. ("PML"), formerly Prepared Media Laboratory, Inc. Effective December 4, 1992, Meda acquired PML and issued PML shareholders 1,164,526 Common Shares, 211,551 Class B Common Shares, and 4,950 Class A convertible preferred shares of Meda. This business combination was accounted for as a reverse acquisition of Meda by PML, whereby PML is deemed to be the acquirer for accounting purposes.

         As a result of the reverse acquisition, effective December 4, 1992, PML stockholders' equity was adjusted to reflect the exchange of stock in Meda described above.

         The Company produces and sells, throughout the United States and Canada, to both the clinical market (diagnosis of diseases in humans) and the industrial market (environmental and sterility testing). Typical customers for the Company's clinical products are hospitals, clinics, and wholesalers that market to hospitals and clinics. The Company's industrial customers include pharmaceutical companies, biotech research facilities, and food and water testing labs.


NOTE 2    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation - The accompanying consolidated financial statements include the accounts of PML and its wholly-owned subsidiary, PML Microbiologicals. All significant intercompany transactions and balances have been eliminated.

         Revenue recognition - Sales revenue net of allowances is recognized at the time the Company's product is shipped to customers.

         Cash and cash equivalents - For the purpose of the statement of cash flows, the Company considers highly liquid investments with a maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions.

         Accounts receivable - The Company generally does not require collateral of other security to support accounts receivable. Management periodically assesses the collectibility of accounts receivable. This assessment provides the basis for the allowance for doubtful accounts and related bad debt expense. An allowance for doubtful accounts of $50,414 and $30,000 was recorded at May 31, 1999 and 1998, respectively.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in first-out method.

NOTE 2    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

         Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided using primarily the straight-line method over the estimated useful lives of the assets of 2 to 12 years. Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets or the initial term of the lease, whichever is shorter.

         Intangible assets - Intangible assets are comprised of patents in process. Patents are amortized over the life of the patent as they are received.

         Income taxes - The Company accounts for income taxes on the liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of currently enacted tax laws and rates. The accumulated tax effect of all temporary differences is presented as deferred federal income tax assets and liabilities within the balance sheet.

         Profit sharing plan - The Company has a profit sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible U.S. employees may contribute up to 15% of their compensation with a Company match, at its option, up to 3% of the employees' total compensation. The Company also has a profit sharing plan which covers eligible Canadian employees. The Company is required to fund out of profits, a minimum contribution of $100 (CDN) per participant. The Company recorded $5,202 and $4,819 of profit sharing expense in fiscal 1999 and 1998, respectively.

         Foreign currency - The financial statements and transactions of the Company's Canadian division are maintained in Canadian dollars and remeasured into the Company's functional currency (U.S. dollars) in accordance with Statements of Financial Accounting Standards (SFAS) No.
         52. Non-monetary balance sheet items are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rate for each fiscal year.

         Fair value of financial assets and liabilities - The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for monetary assets and liabilities of similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of May 31, 1999.

NOTE 2    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)


         Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company sells to both clinical and industrial customers who traditionally pay in the 60 to 90 day range. However, this customer base is very stable and the Company has experienced a very low level of uncollectible accounts in the past. Concentration of credit risk with respect to trade receivables is limited because a relatively large number of customers are spread throughout the United States and Canada. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations for all new customers and requires advance payments if deemed necessary.

         Use of estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles
         (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from such estimates.



NOTE 3    -       INVENTORIES

         Inventories consist of:

                                           May 31,
                             ------------------------------------
                                  1999                1998
                             ----------------    ----------------

        Raw materials      $         875,434   $         982,159
        Work-in-process               55,388              31,013
        Finished goods               739,637             903,646
                             ----------------    ----------------

                           $       1,670,459   $       1,916,818
                             ================    ================

NOTE 4   -        PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                               May 31,
                                                ------------------------------------
                                                     1999                1998
                                                ----------------    ----------------

        Manufacturing equipment               $       2,628,236   $       2,549,702
        Office furniture and equipment                1,211,889           1,189,254
        Service vehicles                                 17,754              19,756
        Leasehold improvements                          743,120             738,464
                                                ----------------    ----------------

                                                      4,600,999           4,497,176
        Less accumulated depreciation and
           amortization                               3,147,777           2,742,183
                                                ----------------    ----------------

                                              $       1,453,222   $       1,754,993
                                                ================    ================



NOTE 5   -        NOTES PAYABLE TO RELATED PARTIES

         Notes payable to related parties consisted of unsecured demand notes at prime rate plus 1% (8.75% and 9.5% at May 31, 1999 and 1998, respectively) totaling $247,551 at May 31, 1999 and 1998.

         These related party notes are due upon demand based upon the original promissory notes, and are, therefore, classified within current liabilities. However, the Company only anticipates repaying these notes if operating results in fiscal 2000 substantially exceed management's estimates. These notes are subordinated to the debt of the Company's primary lender.


NOTE 6    -       LINE OF CREDIT

         The Company has a $2,500,000 revolving line of credit with its primary lender, which is due November 20, 2000. The line of credit is at prime rate plus 2.0% or 9.75 % and 10.5% at May 31, 1999 and 1998, respectively, and is collateralized by accounts receivable and inventory. The amount borrowed was $1,714,450 and $1,987,548 at May 31, 1999 and 1998, respectively.

NOTE 7    -       LONG-TERM DEBT

         Borrowings consisted of the following:
                                                                                  May 31,
                                                                     --------------------------------
                                                                          1999               1998
                                                                     ---------------    -------------
Norwest Business Credit, Inc.:
      Note payable through November 2000 in monthly
        installments of $8,334 plus interest of prime
        plus 2%; collateralized by substantially all
        of the Company's equipment.                                  $   158,314     $     258,322
JP Wilsonville, LLC:
      Unsecured note payable due in monthly
        installments of $2,202, including interest
        of 12% for 36 months and unpaid balance
        due April 1, 2000.                                                64,770            82,268
Les Leno:
      Note payable through May 2005 in yearly
        principal installments of $10,000, interest
        at 6% related to termination settlement
        with former president.                                            60,000            70,000
Various vendors:
      Unsecured notes payable with 6% interest due
        in installments through February 2001.                           330,679           437,406
                                                                     -------------    -------------

                                                                          613,763          847,996
Less current portion                                                     (355,852)        (248,018)
                                                                     -------------    -------------

                                                                     $    257,911     $    599,978
                                                                     =============    =============

         Maturities of long-term debt, including the long-term debt due related parties disclosed in Note 9, are as follows:


        Years ending May 31,
                     2000                $         433,743
                     2001                          276,896
                     2002                           10,000
                     2003                           10,000
                     2004                           10,000
                  Thereafter                        10,000
                                           ----------------

                                         $         750,639
                                           ================

NOTE 7    -       LONG-TERM DEBT - (continued)

         The various debt agreements with Norwest Business Credit, Inc. contain covenants, which require the Company, among other things, to meet certain objectives with respect to debt service coverage and net income. In addition, the agreements place certain limitations on dividend payments, capital expenditures, lease rental payments, and other outside borrowings. The Company is either in compliance with all debt covenants or has been granted waivers where applicable.


NOTE 8 - LONG-TERM DEBT DUE RELATED PARTIES Long-term debt due related parties consisted of the following:

Various - Related parties:
      Unsecured notes payable with 6% interest due
         in installments through February 2001.     $    51,503   $    71,211

Ethel Wildt:
      Unsecured note payable with interest at
         prime plus 1%, due November 1998.                    -         6,383

Mary Brown:
      Unsecured note due in installments of $2,425
         including interest through May 2000,
         related to purchase of common stock.            27,873        53,610

Ronald Torland:
      Unsecured demand note with interest at 10%
         due January 1999 to a related party.            10,000        10,000
      Unsecured note payable with interest at
         prime plus 1%, due December 1999.               47,500        47,500
                                                     -----------   -----------

                                                        136,876       188,704
Less current portion                                    (77,891)      (73,507)
                                                     -----------   -----------

                                                    $    58,985   $   115,197
                                                     ===========   ===========

NOTE 9    -       STOCKHOLDERS' EQUITY

         Class A Convertible Preferred Shares - In fiscal 1993, the Board of Directors adopted a resolution authorizing 7,500 Class A Convertible Preferred Shares under the following terms and conditions:

         o   Stated Value - $100 per share.

         o Conversion Feature - Convertible by the holder into Common Shares at a rate of one Common Share for each $2.80 of preferred share stated value.

         o Dividends - Wells Fargo Bank of Oregon, N.A. prime rate plus 1.5% cumulative, annually, payable when and as declared by the Board of Directors. Such dividends are accreted in periods when the declaration is not made.

         o Redemption - Redeemable for cash, in whole or in part, at 100% of stated value plus accrued and unpaid dividends to redemption date, on a date determined by the Board of Directors.

         Liquidation Preference - Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, holders of Class A Convertible Preferred Shares shall have preference and priority over Common Shares, Class B Common Shares, Class D Common Shares, and other class of stock ranking junior to the Class A Convertible Preferred Shares for payment out of the assets of the Company or proceeds thereof available for distribution to stockholders of $100 per share plus all accrued and unpaid dividends. The holders of Class A Convertible Preferred Shares shall not be entitled to any other payments.

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

         Pre-Emptive Rights - Under the terms of the amended Certificate of Incorporation of PML, the holders of shares of any class of stock of PML are not entitled to cumulative voting nor preferential or pre-emptive right to subscribe for, purchase, or receive any shares of any class of PML stock except that holders of Class B Common Shares only. In addition, PML is not allowed to sell or offer to sell any Class B Common Shares without prior approval of the holders of a majority of the issued and outstanding Class B Common Shares. Each Class B Common Share may be converted to one Common Share at the discretion of the Class B shareholder.

NOTE 9    -       STOCKHOLDERS' EQUITY - (continued)

         Stock Option Plans - Effective September 6, 1994, the Board of Directors adopted the "1994 Stock Option Plan" and the "1994 Stock Option Plan for Non-employee Directors" (collectively, the "Plans"). The Plans authorize 650,000 shares be available for grant to eligible individuals and entities as defined by the Plans. The term of each incentive stock option is 10 years or less as determined by the Plan administrator. Options granted under the Plans generally vest over four to five years beginning one year after the date of grant, and expire ten years or less after the date of the grant. During fiscal 1999, the company did not grant any stock options During fiscal 1998, the Company granted 80,000 options, expiring within ten years or less depending on the specific agreements, at option prices of $0.594 to $0.625 per share. Only 3,750 of all options granted to date have been exercised.

         A summary of the status of the options granted under the Plans at May 31, 1999 and 1998, together with changes during the periods then ended, are following. Options exercisable at May 31, 1999 and 1998 were 229,357 and 173,179, respectively.

                                                                 Weighted
                                                                 Average
                                                 Options      Exercise Price
                                             --------------   --------------
       Outstanding at May 31, 1997                 350,714             0.62
         Options granted at market price            80,000             0.60
         Options exercised                          (3,750)            0.50
         Options canceled or expired               (42,857)            1.03
                                             --------------   --------------
       Outstanding at May 31, 1998                 384,107             0.53
         Options granted at market price                 -                -
         Options exercised                               -                -
         Options canceled or expired                     -                -
                                             --------------   --------------
       Outstanding at May 31, 1999                 384,107             0.53



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

NOTE 9    -       STOCKHOLDERS' EQUITY - (continued)


                                                                1999             1998
                                                           -------------    -------------


       Net income (loss), as reported                        $ (213,601)       $ 38,930
       Net income (loss), pro forma                          $ (310,998)        $ 2,067
       Basic earnings (loss) per share, as reported             $ (0.13)        $ (0.01)
       Diluted earnings (loss) per share, as reported           $ (0.13)        $ (0.01)
       Basic earnings (loss) per share, pro forma               $ (0.18)        $ (0.02)
       Diluted earnings (loss) per share, pro forma             $ (0.18)        $ (0.02)




         The effects of applying SFAS 123 to pro forma disclosures for 1999 and 1998 are not likely to be representative of the effects on reported income for future years, because options vest over several years and additional awards generally are made each year.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant in 1999 and 1998: expected volatility 144%, expected dividend yield of 0%; risk-free rate of return of 5.6%; and expected lives of five years.

         Total fair value of options granted was computed to be $45,301 for the year ended May 31, 1998. No options were granted for the year ended May 31, 1999.

         The following table summarizes information about options outstanding at May 31, 1999.

                                                                    Weighted
                                               Weighted              Average
        Exercise              Number of         Average             Remaining
      Price Range              Shares            Price          Contractual Life
-------------------------   --------------   --------------   ------------------

        $0.3125 - $0.625          359,107           $ 0.47            1.84
                   $1.50           25,000           $ 1.50            5.32


         Stock Bonus - No stock bonuses were accrued or paid in the fiscal years ended May 31, 1999 or May 31, 1998.

NOTE 10   -       COMMITMENTS AND CONTINGENCIES

         The Company leases certain laboratories, facilities, and equipment under noncancelable long-term lease arrangements which also require the Company to pay executory costs such as property taxes, maintenance, and insurance. The laboratories, facilities, and equipment leases are operating and capital leases which expire in various years through 2004. Generally, such operating leases include renewal options ranging from one to seven years. Rental expense for operating leases was $563,148 and $593,786 in fiscal 1999 and 1998, respectively. Certain of the operating leases represent related party transactions. See note 11.

         The future expected rental commitments as of May 31, 1999, for all long-term noncancellable operating leases are as follows:

              Years ending                                                 Capital           Operating
                 May 31,                                                   Leases              Leases
              --------------                                            --------------    -----------------
                  2000                                                $        81,358   $          455,021
                  2001                                                         55,471              351,977
                  2002                                                              -              293,659
                  2003                                                              -              282,000
                  2004                                                              -               32,702
               Thereafter                                                           -                    -
                                                                        --------------    -----------------

                  Total                                                       136,829   $        1,415,359
                                                                                          =================

              Less amount representing interest                               (14,531)
                                                                        --------------

              Present value of capital lease obligations                      122,298

              Less current portion                                            (70,153)
                                                                        --------------

              Long-term portion                                       $        52,145
                                                                        ==============



NOTE 11   -       INCOME TAXES

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

NOTE 11   -       INCOME TAXES (continued)

         A reconciliation between the statutory federal income tax (benefit) expense and effective federal income tax (benefit) expense is as follows:

                                                                           May 31,
                                                  -----------------------------------------------------------
                                                                1999                          1998
                                                  ----------------------------   ----------------------------

                                                      Amount             %            Amount            %
                                                  ---------------    ---------   ---------------   ----------
Federal statutory expense at 34%                $        (89,794)         34%  $         29,223          34%
Increase (decrease) in tax resulting from:
   Nondeductible permanent differences                     4,539          -2%            12,194          14%
   State and Canadian income taxes                        34,757         -13%             5,604           7%
                                                  ---------------    ---------   ---------------   ----------

                                                $        (50,498)         19%  $         47,021          55%
                                                  ===============    =========   ===============   ==========


         The components of the Company's income tax expense (benefit) are as follows:

                                                   May 31,
                                     ----------------------------------
                                          1999               1998
                                     ---------------    ---------------

Current tax expense                $         17,898   $          4,771
Deferred tax expense                        (68,396)            42,250
                                     ---------------    ---------------
                                   $        (50,498)  $         47,021
                                     ===============    ===============


         The domestic and foreign components of income (loss) before income taxes are as follows:

                                                  May 31,
                                    ----------------------------------
                                         1999               1998
                                    ---------------    ---------------

Domestic                          $       (118,009)  $       (152,602)
Foreign                                   (146,090)           238,553
                                    ---------------    ---------------

      Income before income taxes  $       (264,099)  $         85,951
                                    ===============    ===============

NOTE 11   -       INCOME TAXES (continued)

         At May 31, 1999 and 1998, the significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            May 31,
                                                                ---------------------------------
                                                                     1999              1998
                                                                ---------------    --------------
          Current deferred tax assets:
             Vacation accrual                                 $         35,600  $         76,944
             Allowance for doubtful accounts                            17,100            11,580
             Net operating loss carryforwards                          102,000           148,905
             Other                                                      54,300            39,175
                                                                ---------------    --------------

                                                              $        209,000  $        276,604
                                                                ===============    ==============

          Non-current deferred tax asset:
             Net operating loss carryforwards                 $        257,000  $        117,284

          Non-current deferred tax liability:
             Depreciation differences between
                   financial and tax accounting                       (121,000)         (117,284)
                                                                ---------------    --------------

                                                              $        136,000   $             -
                                                                ===============    ==============




         Management periodically assesses the need for valuation allowances as they relate to deferred tax assets. Management has concluded that a valuation allowance is not necessary given the estimates of future earnings and the expected timing of temporary difference reversals.

         The Company files U.S. and Canadian tax returns on the results of its operations conducted in each country. At May 31, 1999, the Company has available approximately $1,055,157 of unused operating loss carryforwards, to offset domestic taxable income, which expire in 2010 and 2019.

NOTE 12   -       RELATED PARTY TRANSACTIONS

         The Company has entered into a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). Certain stockholders and officers of the Company are also stockholders and officers of DDI. Under the terms of the agreement, which began on June 1, 1992, was modified on February 28, 1997, and extends over seven years from the original date, the Company manufactures and markets the products developed by DDI and paid a royalty of $.50 per unit through May 31, 1997. Effective June 1, 1997, royalties range from $.15 to $.35 per unit until $500,000 has been paid, and then will be $.00 to $.15 per unit for the remaining life of the agreement. Total royalties of $11,414 and $11,403 were incurred in fiscal 1999 and 1998, respectively.

         The Company also has related party debt, which is separately disclosed in the balance sheet and in notes 6 and 7. In addition to the specific notes identified by related party name, the Company has $71,211 of notes payable with a group of shareholders. When the Company had a cash shortage in fiscal 1996, a group of shareholders bought out some accounts payable liabilities for the Company and then accepted five year notes at 6% interest due in installments through February 2001.

         The Company leases laboratories, office facilities and equipment from stockholders under three operating leases. The monthly obligations under the leases were $5,000 per month on a month-to-month basis, which was discontinued in June 1997, $5,500 per month, expiring May 31, 1999; and $1,000 per month expiring May 31, 2000. Total rental expense paid to stockholders for all leases was approximately $78,000 and $80,500 in fiscal 1999 and 1998, respectively.

         One of the leases the Company entered into was a five-year equipment lease agreement ("Agreement") with DDI, commencing June 1, 1992. Under the Agreement, the Company is required to pay rent in the amount of $1,000 per month for four months, $2,500 per month for the following eight months, $4,000 per month for the following 12 months, and $5,500 per month for the remaining 36 months. Upon termination of the Agreement in 2000, the Company may renew the lease at $5,500 per month for 12 months or purchase the equipment at its fair market value.

NOTE 13   -       FOREIGN OPERATIONS

         The following table indicates the relative amounts of net sales, operating income, and identifiable assets of the Company by geographic area during fiscal years 1999 and 1998.



                                                      1999                   1998
                                               -------------------     -----------------
Net sales:
     United States                           $          8,263,747    $        8,223,118
     Canada                                             5,554,816             5,712,740
                                               -------------------     -----------------

           Total net sales                   $         13,818,563    $       13,935,858
                                               ===================     =================

Operating income:
     United States                           $             88,576    $           74,073
     Canada                                               (33,576)              346,763
                                               -------------------     -----------------

           Total operating income            $             55,000    $          420,836
                                               ===================     =================

Identifiable assets:
     United States                           $          3,975,425      $      4,649,983
     Canada                                             1,738,553             1,868,506
                                               -------------------     -----------------

           Total identifiable assets         $          5,713,978    $        6,518,489
                                               ===================     =================



         Net currency transaction losses from Canada were $30,512 and $61,086 in 1999 and 1998, respectively.

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

NOTE 14   -       EARNINGS PER SHARE CALCULATIONS

         Information needed to calculate basic earnings per share:


                                                       For the year ended May 31,
                                                       1999                 1998
                                                  ----------------     ----------------
Numerator:
     Net income                                 $        (213,601)   $          38,930
     Preferred stock dividends accreted                   (47,236)             (49,499)
                                                  ----------------     ----------------

                                                $        (260,837)   $         (10,569)
                                                  ================     ================

Denominator:
     Average number of common shares
        outstanding                             $       1,780,441    $       1,778,822
     Average number of Class B common
        stock outstanding                                 211,551              211,551
                                                  ----------------     ----------------

Average shares used in basic EPS calculation    $       1,991,992    $       1,990,373
                                                  ================     ================

Basic (loss) income per share                   $           (0.13)   $           (0.01)
                                                  ================     ================



         Information needed to calculate diluted earnings per share:

                                                       For the year ended May 31,
                                                       1999                 1998
                                                  ----------------     ----------------
Numerator
Basic income                                    $        (260,837)   $         (10,569)
Add back preferred stock dividends accreted*                    -                    -
                                                  ----------------     ----------------

Diluted (loss) income after add back of
     accreted dividends                         $        (260,837)   $         (10,569)
                                                  ================     ================

Denominator
Average number of common shares outstanding             1,780,441            1,778,822
Average number of Class B common stock
     outstanding                                          211,551              211,551
Effect of common stock equivalents*                             -                    -
Effect of preferred convertible stock*                          -                    -
                                                  ----------------     ----------------

Average shares used in diluted EPS calculation          1,991,992            1,990,373
                                                  ================     ================

Diluted (loss) income per share                 $           (0.13)   $           (0.01)
                                                  ================     ================


NOTE 14   -       EARNINGS PER SHARE CALCULATIONS - (continued)

         *To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. In fiscal 1999, amounts excluded were $47,236 of accreted dividends, 99,117 shares of common stock equivalents and 176,786 shares of preferred convertible stock. In fiscal 1998, amounts excluded were $49,499 of accreted dividends, 71,890 shares of common stock equivalents and 176,786 shares of preferred convertible stock.