Form 10QSB
period 1999-08-31
PML INC
filed 1999-10-20
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999


                           Commission File No. 0-21816


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

As of October 15, 1999 there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

                                    PML, INC.

                                      Index


Part I.   Financial Information

          Item 1.     Financial Information                                2
                      Consolidated Balance Sheets                          3
                      Consolidated Statements of Operations                4
                      Consolidated Statements of Stockholders' Equity      5
                      Consolidated Statements of Cash Flows                6
                      Notes to Consolidated Financial Statements           7

          Item 2.     Management's Discussions and Analysis of
                      Financial Condition and Results of Operations        8


Part II.  Other Information

          Item 1.     Legal Proceedings                                    11
          Item 4.     Submission of Matters to a Vote of Security Holders  12
          Item 6.     Exhibits and Reports on Form 8-K                     12

          Signatures                                                       12

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                           For the First Quarter Ended
                                 August 31, 1999

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                       Unaudited

                                                                       August 31,           May 31,
Assets                                                                    1999               1999
                                                                    ---------------     ---------------
Current Assets:
  Cash                                                              $       33,300      $          571
  Trade accounts receivable, less allowance for doubtful                 1,961,229           2,106,210
    accounts of $62,506 and $50,414
  Inventories                                                            1,564,435           1,670,459
  Deferred income taxes                                                    180,504             209,000
  Prepaid expenses and other current assets                                 69,821              74,675
                                                                    ---------------     ---------------

     Total Current Assets                                                3,809,289           4,060,915
                                                                    ---------------     ---------------

Property, plant and equipment - net                                      1,407,545           1,453,222
Intangible assets - net                                                     27,673              27,469
Deferred income Taxes                                                      136,000             136,000
Other assets                                                                82,659             104,768
                                                                    ---------------     ---------------

          Total Assets                                              $    5,463,166      $    5,782,374
                                                                    ===============     ===============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                  $    1,394,348      $    1,596,512
  Accrued Payroll and Related                                              307,158             312,964
  Other accrued liabilities                                                296,168             300,948
  Notes payable - related parties                                          247,551             247,551
  Bank line of credit                                                    1,657,251           1,714,450
  Current portion capital lease obligations                                 68,011              70,153
  Current portion of borrowings - related parties                           73,369              77,891
  Current portion of borrowings                                            365,377             355,852
                                                                    ---------------     ---------------

     Total Current Liabilities                                           4,409,233           4,676,321
                                                                    ---------------     ---------------

Capital lease obligations, less current portion                             36,649              52,145
Borrowings - related parties, less current portion                          50,262              58,985
Borrowings, less current portion                                           177,090             257,911
                                                                    ---------------     ---------------
     Total Borrowings. less current portion                                264,001             369,041
                                                                    ---------------     ---------------

Commitments and contingencies                                                    -                   -
                                                                    ---------------     ---------------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                              -                   -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                 750,071             738,296
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 shares                          -                               -
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                           -                               -
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                             -                   -
  Additional paid in capital                                         -                               -
  Retained earnings (deficit)                                             (126,599)           (167,744)
                                                                    ---------------     ---------------
                                                                    -                   -
     Total Stockholders' Equity                                            623,472             570,552
                                                                    ---------------     ---------------

          Total Liabilities and Stockholders' Equity                $    5,296,706      $    5,615,914
                                                                    ===============     ===============

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                         For The Three Months Ended
                                                 August 31,
                                          1999               1998
                                     --------------     ------------

Net sales                            $   3,540,405      $   3,597,242

Cost of goods sold                       2,215,524          2,142,917
                                     --------------     --------------
     Gross profit                        1,324,881          1,454,325

Operating expenses                       1,158,858          1,285,197
                                     --------------     --------------
Operating income                           166,023            169,128

Other (income)/expense:
  Interest expense                          70,771             85,473
  Other                                     13,837             69,747
                                     --------------     --------------
     Total other (income)/expense           84,608            155,220
                                     --------------     --------------
Income before income taxes                  81,415             13,908

Income tax expense                          28,496              7,210
                                     --------------     --------------

Net income                           $      52,919      $       6,698
                                     ==============     ==============


Basic income (loss) per share        $        0.02      $       (0.00)
                                     ==============     ==============

Diluted income per share             $        0.02      $        0.00
                                     ==============     ==============

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                           Class A                                  Class B                Accumulated
                                         Convertible             Common             Common       Additional   Deficit
                                       Preferred Shares          Shares             Shares         Paid-in   Retained
                                      SHARES       AMOUNT   SHARES     AMOUNT   SHARES   AMOUNT    Capital   Earnings      Total
                                      ------       ------   ------     ------   ------   ------    -------   --------      -----
Balance, May 31, 1997                    4,950  $  641,561 1,776,816  $ 17,768  211,551  $ 2,116  $ 144,701  $ 103,662  $  909,808
  Preferred Stock dividends accreted                49,499                   -                 -          -    (49,499)          -
  Common Stock returned and canceled                     -      (125)       (1)                -          1          -           -
  Stock options exercised                                -     3,750        37                 -      1,838          -       1,875
  Net income                                             -                   -                 -          -     38,930      38,930
                                     ---------  ---------- ---------  --------  -------  -------  ---------  ---------  ----------
Balance, May 31, 1998                    4,950  $  691,060 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $  93,093  $  950,613
                                     =========  ========== =========  ========  =======  =======  =========  =========  ==========


Balance, May 31, 1998                    4,950  $  691,060 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $  93,093  $  950,613
  Preferred Stock dividends accreted                47,236                                                     (47,236)          -
  Net loss                                               -                                                    (213,601)   (213,601
                                     ---------  ---------- ---------  --------  -------  -------  ---------  ---------  ----------
Balance, May 31, 1999                    4,950  $  738,296 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $(167,744) $  737,012
                                     =========  ========== =========  ========  =======  =======  =========  =========  ==========

Balance, May 31, 1999                    4,950  $  738,296 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $(167,744) $  737,012
  Preferred Stock dividends accreted                11,775                                                     (11,775)          -
  Net Income                                             -                                                      52,919      52,919
                                     ---------  ---------- ---------  --------  -------  -------  ---------  ---------  ----------
Balance, August 31, 1999 (unadited)      4,950  $  750,071 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $(126,600) $  789,931
                                     =========  ========== =========  ========  =======  =======  =========  =========  ==========

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      For the Three Months Ended
                                                                              August 31,
                                                                        1999              1998
                                                                   --------------    --------------
Cash Flows from Operating Activities:
     Net income                                                    $      52,919     $       6,698
     Adjustments to reconcile net income to
            net cash provided by (used in) operating activities:
         Depreciation and amortization                                    90,585           105,334
         Changes in:
            Accounts receivable                                          144,981            25,824
            Inventories                                                  106,024          (168,932)
            Deferred income taxes                                         28,496             5,841
            Other assets                                                  26,759            23,825
            Accounts payable and accrued liabilities                    (212,749)          452,215
                                                                   --------------    --------------
              Total adjustments                                          184,096           444,107
                                                                   --------------    --------------
         Net cash provided by (used in) operating activities             237,015           450,805

Cash Flows (used in) from Investing Activities:
     Purchase of property, plant and equipment                           (44,908)          (62,989)

                                                                   --------------    --------------
         Net cash used in investing activities                           (44,908)          (62,989)

Cash Flows (used in) from Financing Activities:
     Net proceeds of bank credit line                                    (57,199)         (300,040)
     Repayment of capital lease obligations                              (20,466)          (25,025)
     Repayment of long-term debt                                         (81,713)          (74,223)
                                                                   --------------    --------------
         Net cash (used in) provided by financing activities            (159,378)         (399,288)
                                                                   --------------    --------------
(Decrease) increase in cash                                               32,729           (11,472)

Cash at beginning of period                                                  571           163,505
                                                                   --------------    --------------

Cash at end of period                                              $      33,300     $     152,033
                                                                   ==============    ==============


Supplemental Disclosures:
     Interest paid                                                 $      83,439     $     100,337
     Income tax paid                                                           -             1,970
     Non Cash Items:
         Preferred stock dividends accreted                               11,775            12,477
         Accounts payable exchanged for long-term debt                         -            11,612


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Financial Statements

     The accompanying unaudited consolidated financial statements include the accounts of PML, Inc. and its wholly-owned subsidiary, PML Microbiologicals, Inc. The Company produces and sells diagnostic microbiology products used by both clinical and industrial microbiologists throughout the United States and Canada. In addition, the Company produces a wide variety of products on a private label basis for medical diagnostics companies worldwide.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at August 31, 1999, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1999, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

                    Information Needed to Calculate Basic Earnings Per Share

                                                                                 For the Three Months Ended
                                                                                         August 31,
                                                                                   1999             1998
                                                                               ------------     ------------
Net income                                                                     $     52,919    $       6,698
Preferred stock dividends accreted                                                  (11,775)         (12,477)
                                                                               ------------     ------------
Net income (loss) after accretion of dividends                                 $     41,144     $     (5,779)
                                                                               ============     ============

Average number of common shares outstanding                                       1,780,441        1,780,441
Average number of Class B common stock outstanding                                  211,551          211,551
                                                                               ------------     ------------

Average shares used in basic EPS calculation                                      1,991,992        1,991,992
                                                                               ============     ============

Basic income (loss) per share                                                  $       0.02     $      (0.00)
                                                                               ============     ============

                                    Information Needed to Calculate Diluted Earnings Per Share

                                                                                 For the Three Months Ended
                                                                                         August 31,
                                                                                   1999             1998
                                                                               ------------     ------------

Net income (loss) after accretion of dividends                                 $     41,144     $     (5,779)
Add back preferred stock dividends accreted*                                             -                 -
                                                                               ------------     ------------
Diluted income (loss) after add back of accreted dividends                     $     41,144     $     (5,779)
                                                                               ============     ============

Average number of common shares outstanding                                       1,780,441        1,780,441
Average number of Class B common stock outstanding                                  211,551          211,551
Effect of common stock equivalents                                                    7,903               -
Effect of preferred convertible stock*                                                   -                  -
                                                                               ------------     ------------

Average shares used in diluted EPS calculation                                    1,999,895        1,991,992
                                                                               ============     ============

Diluted income (loss) per share                                                $       0.02     $      (0.00)
                                                                               ============     ============

*To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended August 31, 1999, amounts excluded were $11,775 of accreted dividends and 176,786 shares of preferred convertible stock.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements that involve a number of risks and uncertainties. Future demand for the Company's products is inherently subject to supply and demand conditions, and to the unpredictable decisions of other market participants. There can be no assurance that sales will increase generally or within any specified product line or that the Company's margins will stabilize or improve. Other elements that could cause results to differ materially include competitive pressures and factors listed from time to time in the Company's reports to the Securities and Exchange Commission, including, but not limited to, this report on Form 10-QSB.

Year 2000 Issue

     The Company recognized the importance to its operations and reporting systems of the Year 2000 issues and began addressing the issue in 1996, to ensure that the reliability of its operations as well as the availability and integrity of its financial systems will not be adversely impacted by Year 2000 computer technology software failures. In that regard the Company has attempted to identify all internal information technology ("IT") and non-IT systems which may be affected by the Year 2000 issues as well as assessing third party IT and non-IT that the Company relies upon and the third parties' Year 2000 readiness.

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

     Most of the Company's internal systems have been evaluated and were to be Year 2000 compliant by the end of September 1999; however, because of additional testing, the date has been moved to the end of October 1999. The financial impact of future required system improvements is not anticipated to be material. The Company will also be working on contingency plans for material IT and third party providers that the Company relies upon, but at this time it is too soon for the Company to determine if these contingency plans will be needed.

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

Canadian Exchange

     PML is a US incorporated company but also has several significant operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the US dollar, it must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike most of the Company's US competitors, the Company is in a somewhat unique position in that it manufactures in both the US and Canada and regularly receives approximately 40% of its revenues from Canadian sales. In the five fiscal years ending in 1998, the exchange rate between Canadian and US currency has been quite stable and has not fluctuated more than about 3% from its "normal" trading range of about $.72 to $73 (US $ equivalent rate).

     Starting in April 1998, the Canadian/US exchange rate started an unusually sharp decline and reached as low as the $.63 range before stabilizing at about $.67 in May 1999. This decline is unprecedented in PML's history and whether the rate continues to decline, remains the same, or starts to recover is unpredictable. However, since the Company's Canadian operations are such a significant part of total operations, this decline in the Canadian exchange rate has had a material adverse impact on the consolidated financial results of the Company for the year ended May 31, 1999.

     The sharp exchange decline started just prior to the first quarter ended August 31, 1998 and averaged $.667 during that quarter. The average exchange rate for the current quarter was $.673, which does not represent a significant difference when comparing quarterly operating results. However, as a result of the sharp decline occurring at the beginning of last year's quarter, the Canadian assets were negatively adjusted during that quarter. See further discussion of this in the following section.

Results of Operations

Three Months Ended August 31, 1999 Compared to August 31, 1998

     Income before taxes for the three months ended August 31, 1999 showed an increase in profits of $67,507 over the three-month period ended August 31, 1998. While sales remained fairly constant between the two periods, cost of goods sold as a percentage of sales increased to 62.6% in the current period compared to a reported 59.6% for the comparable period ended August 31, 1998. Management believes that reporting anomalies resulting from the start-up of the Company's new information system in the prior year distorted cost of goods sold amounts for the quarter ended August 31, 1998, which self-corrected in subsequent Fiscal 1999 quarters. The current cost of goods sold percentage of 62.6% reflects an .8% improvement from the fourth quarter of Fiscal 1999 and a full one point improvement over Fiscal 1999 cost of goods sold percentage of 63.6%.

     Operating expenses decreased by $126,339 over the first quarter of last year as a result of cost reduction programs initiated by the Company. Distribution and shipping expenses were decreased through the coordination of stocking shipments, decreases in back orders requiring free delivery, and overall reduction in "no charge" delivery to customers. Sales and marketing expenses were reduced through the streamlining of the Company's sales and marketing efforts and the utilization of distributors rather than direct salespeople.

     Other expenses decreased by $70,612 over the previous year's first quarter as a result of the Canadian translation effect on the Company's Canadian assets and liabilities, which resulted in a $59,871 reduction in exchange costs. In addition, interest expense decreased by $14,702 as a result of lower borrowing levels.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                       Percent of Sales
                                 Three Months Ended August 31,
                                 -----------------------------

                                      1999           1998
                                      ----           ----

Net Sales                            100.0%         100.0%
Cost of Goods Sold                    62.6           59.6
                                     -----          -----
Gross Profit                          37.4           40.4
Operating Expenses                    32.7           35.7
                                     -----          -----
Operating Income                       4.7            4.7
Other Expense                          2.4            4.3
                                     -----          -----
Income before income taxes             2.3            0.4
Income tax expense                     0.8            0.2
                                     -----          -----
Net Income                             1.5%           0.1%
                                     =====          =====

Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and bank loans. At August 31, 1999 the Company had negative working capital of $599,944 compared with negative working capital of $615,406 at May 31, 1999. The ratio of current assets to current liabilities was 0.86 at August 31, 1999 compared to 0.87 at May 31, 1999. Quick liquidity (current assets less inventories to current liabilities) was 0.51 at August 31, 1999 and .51 at May 31, 1999. The twelve month average collection period for trade receivables was 52.1 days at August 31, 1999 compared with 52.3 days at May 31, 1999.

     Net cash provided by operating activities was $237,015, which was net of cash used of $212,749 to decrease accounts payable and accrued liabilities in the first three months of Fiscal 2000. In the same period of Fiscal 1999, net cash provided by operations was $450,805. However, $452,215 of this cash was generated by allowing accounts payable and accrued liabilities to increase or deteriorate. Net cash used in investing activities was $44,908 in the first three months of Fiscal 2000, compared with $62,989 used by the Company in investing activities in the same period of Fiscal 1999. These expenditures were mainly for purchases of manufacturing facility improvements and equipment in Toronto, Canada, and computer license upgrades needed for the company's new MIS system to support additional users as the Canadian locations came on line. Financing activities used cash of $159,378 in the first three months ended August 31, 1999 as the net result of repayments on the bank credit line, repayments on capital lease obligations, and repayments of long term debt. This compares to cash used of $399,288 from financing activities in the same period ended August 31, 1998.

     The Company has a line of credit that has a current maturity date of November 30, 2000. This line of credit is secured substantially with all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities. As of August 31, 1999, the Company was in compliance with all operating covenants required by its lenders.

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

     The Company's total debt structure at August 31, 1999 is as follows:

                                                                          Long-Term       Current Portion
                                                                         ----------       ---------------
     Revolving credit at prime plus 2.0%, due November 30, 2000          $                  $ 1,657,251
     Note payable at prime plus 2.0%, due November 30, 2000                  33,304             100,008
     Note payable at 10%, due January 2000                                                       10,000
     Note payable at prime plus 1%, due December 1999                        35,821              11,679
     Note payable at 8%, due May 2000                                                            21,112
     Capital Lease obligations, due January 2001                             36,649              68,011
     Note payable at 6%, due May 2005                                        50,000              10,000
     Note payable at 12%, due April 2000                                                         60,059
     Trade A/P converted to notes payable at 6%, due February 2001          108,227             225,888
                                                                         ----------        ------------

     Total Bank and Term debt                                             $ 264,001         $ 2,164,008

     Notes payable to related parties                                                           247,551

     Total long and short term debt                                       $ 264,001         $ 2,411,559
                                                                          =========         ===========


II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company occasionally has been made a party to incidental suits or other legal actions arising in the ordinary course of its business. To the best knowledge of Management, the Company is not currently subject to any pending litigation that would have a material adverse effect upon its operations. The Company was engaged in discussions with one purchaser concerning product quality and had notified its product liability insurance carrier of those discussions. To date, the Company has never paid a product liability claim.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended August 31,1999. The Company will hold its annual meeting at its Wilsonville, Oregon facility on November 16, 1999.


Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended August 31, 1999.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PML, INC.
                                        (Registrant)


Date:  October 19,1999                  By:   /s/ Kenneth L. Minton
     -------------------                   ---------------------------
                                        Kenneth L. Minton
                                        President and Chief Executive Officer