Form 10QSB
period 1999-11-30
PML INC
filed 2000-01-12
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999


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

As of January 11, 2000 there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

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

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                -----------------


                                    PML, INC.
                          For the Second Quarter Ended
                                November 30, 1999

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                       Unaudited

                                                                      November 30,         May 31,
Assets                                                                    1999               1999
                                                                    ---------------     ---------------
Current Assets
  Cash                                                              $       82,117      $          571
  Trade accounts receivable, less allowance for doubtful                 2,154,712           2,106,210
    accounts of $74,340 and $50,414
  Inventories                                                            1,619,145           1,670,459
  Deferred income taxes                                                    130,036             209,000
  Prepaid expenses and other current assets                                 70,667              74,675
                                                                    ---------------     ---------------
     Total Current Assets                                                4,056,677           4,060,915
                                                                    ---------------     ---------------

Property, plant and equipment - net                                      1,358,433           1,453,222
Intangible assets - net                                                     29,608              27,469
Deferred income taxes                                                      136,000             136,000
Other assets                                                                83,709             104,768
                                                                    ---------------     ---------------
     Total Assets                                                   $    5,664,427      $    5,782,374
                                                                    ===============     ===============

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                  $    1,527,673      $    1,596,512
  Accrued Payroll and Related                                              457,025             312,964
  Other accrued liabilities                                                312,789             300,948
  Notes payable - related parties                                          247,551             247,551
  Bank line of credit                                                    1,591,068           1,714,450
  Current portion capital lease obligations                                 68,011              70,153
  Current portion of borrowings - related parties                           68,744              77,891
  Current portion of borrowings                                            376,872             355,852
                                                                    ---------------     ---------------
     Total Current Liabilities                                           4,649,733           4,676,321
                                                                    ---------------     ---------------

Capital lease obligations, less current portion                             17,226              52,145
Borrowings - related parties, less current portion                          41,408              58,985
Borrowings, less current portion                                            95,532             257,911
                                                                    ---------------      --------------
     Total Borrowings. less current portion                                154,166             369,041
                                                                    ---------------     ---------------
Commitments and contingencies                                                    -                   -
                                                                    ---------------     ---------------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                              -                   -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                 762,151             738,296
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 shares                                 17,804              17,804
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                   2,116               2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                             -                   -
  Additional paid in capital                                               146,540             146,540
  (Accumulated deficit) retained earnings                                  (68,083)           (167,744)
                                                                    ---------------     ---------------
     Total Stockholders' Equity                                            860,528             737,012
                                                                    ---------------     ---------------
          Total Liabilities and Stockholders' Equity                $    5,664,427           5,782,374
                                                                    ===============     ===============

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                       For The Three Months Ended                For The Six Months Ended
                                             November 30,                              November 30,
                                         1999               1998                   1999               1998
                                     --------------     --------------         --------------     --------------
Net sales                            $   3,442,638      $   3,310,997          $   6,983,043      $   6,908,239

Cost of goods sold                       2,075,338          2,116,516              4,290,862          4,259,433
                                     --------------     --------------         --------------     --------------
     Gross profit                        1,367,300          1,194,481              2,692,181          2,648,806

Operating expenses                       1,184,575          1,243,154              2,343,433          2,528,351
                                     --------------     --------------         --------------     --------------
Operating income (loss)                    182,725            (48,673)               348,748            120,455

Other expense
  Interest expense                          68,126             79,790                138,897            165,263
  Other                                     (6,466)            91,363                  7,371            161,110
                                     --------------     --------------         --------------     --------------
     Total other expense                    61,660            171,153                146,268            326,373
                                     --------------     --------------         --------------     --------------

Income (Loss) before income taxes          121,065           (219,826)               202,480           (205,918)

Income tax expense (benefit)                50,469            (90,979)                78,965            (83,769)
                                     --------------     --------------         --------------     --------------

Net income (loss)                    $      70,596      $    (128,847)         $     123,515      $    (122,149)
                                     ==============     ==============         ==============     ==============

Basic income (loss) per share        $        0.03      $       (0.07)         $        0.05      $       (0.07)
                                     ==============     ==============         ==============     ==============

Diluted income (loss) per share      $        0.03      $       (0.07)         $        0.05      $       (0.07)
                                     ==============     ==============         ==============     ==============


       The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                           Class A                                  Class B                Accumulated
                                         Convertible             Common             Common       Additional   Deficit
                                       Preferred Shares          Shares             Shares         Paid-in   Retained
                                      SHARES       AMOUNT   SHARES     AMOUNT   SHARES   AMOUNT    Capital   Earnings      Total
                                      ------       ------   ------     ------   ------   ------    -------   --------      -----
Balance, May 31, 1997                   4,950   $  641,561 1,776,816  $ 17,768  211,551  $ 2,116  $ 144,701  $ 103,662  $  909,808
  Preferred Stock dividends accreted                49,499                   -                 -          -    (49,499)          -
  Common Stock returned and canceled                     -      (125)       (1)                -          1          -           -
  Stock options exercised                                -     3,750        37                 -      1,838          -       1,875
  Net income                                             -                   -                 -          -     38,930      38,930
                                     ---------  ---------- ---------  --------  -------  -------  ---------  ---------  ----------
Balance, May 31, 1998                   4,950   $  691,060 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $  93,093  $  950,613
                                     =========  ========== =========  ========  =======  =======  =========  =========  ==========


Balance, May 31, 1998                   4,950   $  691,060 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $  93,093  $  950,613
  Preferred Stock dividends accreted                47,236                                                     (47,236)          -
  Net loss                                               -                                                    (213,601)   (213,601)
                                     ---------  ---------- ---------  --------  -------  -------  ---------  ---------  ----------
Balance, May 31, 1999                   4,950   $  738,296 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $(167,744) $  737,012
                                     =========  ========== =========  ========  =======  =======  =========  =========  ==========


Balance, May 31, 1999                  4,950    $  738,296 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $(167,744) $  737,012
  Preferred Stock dividends accreted                23,855                                                     (23,855)          -
  Net Income                                             -                                                     123,515     123,515
                                     ---------  ---------- ---------  --------  -------  -------  ---------  ---------  ----------
Balance, November 30, 1999             4,950    $  762,151 1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $ (68,084) $  860,527
                                     =========  ========== =========  ========  =======  =======  =========  =========  ==========


The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      For the Six Months Ended
                                                                             November 30,
                                                                        1999              1998
                                                                   --------------    --------------
Cash Flows from Operating Activities:
     Net  income (loss)                                            $      123,515    $    (122,149)
     Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
        Depreciation and amortization                                     180,029          209,019
        Gain on sale of equipment                                               -             (648)
        Changes in:
           Accounts receivable                                            (48,502)         227,761
           Inventories                                                     51,314          101,540
           Deferred income taxes                                           78,964          (86,486)
           Other assets                                                    22,928           35,886
           Accounts payable and accrued liabilities                        87,064           16,320
                                                                   --------------    --------------
             Total adjustments                                            371,797          503,392
                                                                   --------------    --------------
        Net cash provided by (used in) operating activities               495,312          381,243

Cash Flows (used in) from Investing Activities:
     Proceeds from sale of assets                                               -            1,150
     Purchase of property, plant and equipment                            (85,240)         (97,170)
                                                                   --------------    --------------
        Net cash used in investing activities                             (85,240)         (96,020)

Cash Flows (used in) from Financing Activities:
     Net proceeds of bank credit line                                    (123,382)        (177,046)
     Repayment of capital lease obligations                               (37,061)         (46,257)
     Proceeds from issuance of long-term debt                                   -           11,612
     Repayment of long-term debt                                         (168,083)        (144,763)
                                                                   --------------    --------------
        Net cash (used in) provided by financing activities              (328,526)        (356,454)
                                                                   --------------    --------------

Increase (Decrease) in cash                                                81,546          (71,231)

Cash at beginning of period                                                   571          163,505
                                                                   --------------    --------------
Cash at end of period                                              $       82,117    $      92,274
                                                                   ==============    ==============
Supplemental Disclosures:
     Interest paid                                                 $      147,630    $     177,930
     Income tax paid                                                            0            1,970
     Non Cash Items:
        Preferred stock dividends accreted                                 23,855           24,405
        Accounts payable exchanged for long-term debt                           0           11,627
        Common shares reaquired                                                 0                0



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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at November 30, 1999, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1999, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three-month and the six-month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

                                                    Information Needed to Calculate Basic Earnings Per Share
                                                   For The Three Months Ended        For The Six Months Ended
                                                          November 30,                     November 30,
                                                      1999            1998             1999           1998
                                                   -----------     -----------      -----------    -----------

Net income                                         $     70,596    $ (128,847)      $   123,515    $ (122,149)
Preferred stock dividends accreted                      (12,080)      (11,928)          (23,855)      (24,405)
                                                   ------------    ------------     ------------   -----------
Net income (loss) after accretion of dividends     $     58,516    $ (140,775       $    99,660    $ (146,554)
                                                   ============    ============     ============   ===========

Average number of common shares outstanding           1,780,441       1,780,441       1,780,441     1,780,441
Average number of Class B common stock outstanding      211,551         211,551         211,551       211,551
                                                   ------------    ------------     ------------   -----------

Average shares used in basic EPS calculation          1,991,992       1,991,992       1,991,992     1,991,992
                                                   ============    ============     ============   ===========

Basic income (loss) per share                      $       0.03    $     (0.07)     $      0.05    $    (0.07)
                                                   ============    =============    ============   ===========

                                                             Information Needed to Calculate Basic Earnings Per Share
                                                             For The Three Months Ended        For The Six Months Ended
                                                                    November 30,                     November 30,
                                                                1999            1998             1999           1998
                                                            -----------     -----------      -----------    -----------
Basic income                                                $   58,516      $ (140,775)      $   99,660     $ (146,554)
Add back preferred stock dividends accreted*                         -               -                -              -
                                                            -----------     -----------      -----------    -----------
Diluted income (loss) after add back of accreted dividend   $   58,516      $ (140,775)      $   99,660     $ (146,554)
                                                            ===========     ===========      ===========    ===========

Average number of common shares outstanding                  1,780,441       1,780,441        1,780,441      1,780,441
Average number of Class B common stock outstanding             211,551         211,551          211,551        211,551
Effect of common stock equivalents                              26,122               -           34,025              -
Effect of preferred convertible stock*                               -               -                -              -
                                                            -----------     -----------      -----------    -----------

Average shares used in diluted EPS calculation               2,018,114       1,991,992        2,026,017      1,991,992
                                                            ==========      ===========      ===========    ===========

Diluted income (loss) per share                             $     0.03      $   (0.07)       $     0.05     $    (0.07)
                                                            ===========     ===========      ===========    ===========

*To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended November 30, 1999 and 1998, amounts excluded were $12,080 and $11,928 of accreted dividends respectively, 176,786 and 176,786 shares of preferred convertible stock respectively. For the six months ended November 30, 1999 and 1998, amounts excluded were $23,855 and $24,405 of accreted dividends respectively, and 176,786 and 176,786 shares of preferred convertible stock respectively.


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

     All of the Company's internal systems have been evaluated and were Year 2000 compliant by the end of October 1999. The financial impact of future required system improvements is not anticipated to be material. The Company is continuing to work on contingency plans for material IT and third party providers that the Company relies upon.

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

     As of the date of the filing of this 10-QSB, the Company has not experienced any Y2K computer or related problems. The management of the Company is very optimistic that operations subsequent to December 31, 1999 will continue to be Y2K problem free.

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

     The sharp exchange decline started just prior to the six-month period ended November 30, 1998 and averaged $.660 during that period. The average exchange rate for the current six-month period was $.676, which does not represent a significant difference when comparing period operating results.

Accounting Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Actual results often will differ from such accounting estimates. For the fiscal year ended May 31, 1998, this task was made more difficult as the Company had just "gone live" on a new and totally integrated management reporting system. As with any new system, it took many months to "debug" the new software. One area in which the Company encountered more difficulty than anticipated was in estimating credits and discounts due to customers. Another area with inherent estimating difficulty is inventory reductions required by changing market conditions. In the six-month period ended November 30, 1998, net sales were negatively impacted by about $91,000 due to a change in the customer credit estimate. For the same period, cost of goods sold and operating expenses were negatively impacted by nearly $46,000 reflecting a change in inventory reserves. The total of the adjustments to these reserves increased the pre-tax loss by an estimated $137,000 for the six-month period ended November 30, 1998.

Results of Operations

Six  Months Ended November 30, 1999 Compared to November 30, 1998

     As reported, income before taxes for the six months ended November 30, 1999 showed an increase in profits of $408,398 over the six-month period ended November 30, 1998. On a pro forma basis, if the six-month period ended November 30, 1998 was adjusted for the negative effect of the "accounting estimates" discussed above and the effect of the exchange rate fluctuations, the income before taxes would show approximately a $231,000 improvement.

     When comparing the two periods on a pro forma basis, sales have remained fairly constant while cost of goods sold as a percentage of sales improved by 0.6%. The most significant improvement, however, occurred in the operating expenses category, which decreased by approximately $175,000 or 2.4% of sales. This decrease can be attributed to operational improvements and streamlining of functions, which occurred across the board in all categories of operating expenses. These decreased cost levels are anticipated to remain in the future and may increase when appropriate to support higher company revenues.

     The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                          Percent of Sales
                                    Six Months Ended November 30,
                                    -----------------------------

                                      1999                  1998
                                      ----                  ----

Net Sales                            100.0%                100.0%
Cost of Goods Sold                    61.4                  61.7
                                     ------                ------
Gross Profit                          38.6                  38.3
Operating Expenses                    33.6                  36.6
                                     ------                ------
Operating Income                       5.0                   1.7
Other Expense                          2.1                   4.7
                                     ------                ------
Income (loss) before income taxes      2.9                  (3.0)
Income tax expense                     1.1                  (1.2)
                                     ------                ------
Net Income (loss)                      1.8%                 (1.8)%
                                     ======                =======

Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and bank loans. At November 30, 1999 the Company had negative working capital of $343,739 compared with negative working capital of $615,406 at May 31, 1999. The ratio of current assets to current liabilities was 0.87 at November 30, 1999 compared to 0.87 at May 31, 1999. Quick liquidity (current assets less inventories to current liabilities) was 0.52 at November 30, 1999 and .51 at May 31, 1999. The twelve month average collection period for trade receivables was 53.9 days at November 30, 1999 compared with 52.3 days at May 31, 1999.

     Net cash provided by operating activities was $495,312. In the same period of Fiscal 1999, net cash provided by operations was $381,243. Net cash used in investing activities was $85,240 in the first six months of Fiscal 2000, compared with $96,020 used by the Company in investing activities in the same period of Fiscal 1999. These expenditures were mainly for purchases of manufacturing facility improvements and equipment in Toronto, Canada, and computer license upgrades needed for the company's new MIS system to support additional users as the Canadian locations came on line. Financing activities used cash of $328,526 in the first six months ended November 30, 1999 as the net result of repayments on the bank credit line, repayments on capital lease obligations, and repayments of long term debt. This compares to cash used of $356,454 from financing activities in the same period ended November 30, 1998.

     The Company has a line of credit that has a current maturity date of November 30, 2000. This line of credit is secured substantially with all of the assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities. As of November 30, 1999, the Company was in compliance with all operating covenants required by its lenders.

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


 The Company's total debt structure at November 30, 1999 is as follows:
                                                                       Long-Term      Current-Portion
                                                                      ------------    ---------------
     Revolving credit at prime plus 2.0%, due November 30, 2000       $               $  1,591,068
     Note payable at prime plus 2.0%, due November 30, 2000               8,302            100,008
     Note payable at 10%, due January 2000                                                  10,000
     Note payable at 8%, due May 2000                                                       14,214
     Capital Lease obligations, due January 2001                         17,226             69,676
     Note payable at 6%, due May 2005                                    50,000             10,000
     Note payable at 12%, due April 2000                                                    55,205
     Trade A/P converted to notes payable at 6%, due February 2001       42,817            242,844
                                                                      ------------    ---------------

     Total Bank and Term debt                                         $ 118,345       $  2,093,015

     Notes payable to related parties                                    35,821            259,230
                                                                      ------------    ---------------

     Total long and short term debt                                   $ 154,166       $  2,352,245
                                                                      ============    ===============


II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company occasionally has been made a party to incidental suits or other legal actions arising in the ordinary course of its business. To the best knowledge of Management, the Company is not currently subject to any pending litigation that would have a material adverse effect upon its operations. The Company was engaged in discussions with one purchaser concerning product quality and had notified its product liability insurance carrier of those discussions. To date, the Company has never paid a product liability claim. Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of the security holders during the quarter ended November 30, 1999. However, the Company held its annual meeting on November 16, 1999 at its Wilsonville, Oregon facility. The following directors were elected at this meeting

NAME                                  VOTES FOR      VOTES AGAINST       ABSTAIN

Kenneth L. Minton                     1,381,920            128,618        26,500
Ron Torland                             211,511                  0             0
Doug Johnson                            211,511                  0             0
Craig Montgomery                        211,511                  0             0

Other items voted on at this meeting were as follows:

Appoint Moss-Adams LLP
  as independent accountants for the year
  ended May 31, 2000                  1,747,889                125        31,750


Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended November 30, 1999.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PML, INC.
                                        (Registrant)


Date:  January 11, 2000                 By:   /s/ Kenneth L. Minton
                                              -------------------------------
                                        Kenneth L. Minton
                                        President and Chief Executive Officer