Form 10QSB
period 2000-02-29
PML INC
filed 2000-03-31
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000


                           Commission File No. 0-21816


                                    PML, INC.
                 (Name of small business issuer in its charter)



            Delaware                                   93-1089304
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
  incorporation or organization)



                              27120 SW 95TH Avenue
                            Wilsonville, Oregon 97070
          (Address of principal executive offices, including zip code)

                                 (503) 570-2500
                           (Issuer's telephone number)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 30, 2000 there were 1,780,441 shares of Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

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

Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                           For the Third Quarter Ended
                                February 29, 2000

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                     Unaudited
                                                                    February 29,              May 31,
Assets                                                                  2000                   1999
                                                                   --------------         --------------
Current Assets
  Cash                                                             $           -          $         571
  Trade accounts receivable, less allowance for doubtful               2,049,240              2,106,210
    accounts of $55,592 and $50,414
  Inventories                                                          1,478,588              1,670,459
  Deferred income taxes                                                   67,834                209,000
  Prepaid expenses and other current assets                               92,661                 74,675
                                                                   --------------         --------------

     Total Current Assets                                              3,688,323              4,060,915
                                                                   --------------         --------------

Property, plant and equipment - net                                    1,340,987              1,453,222
Intangible assets - net                                                   29,636                 27,469
Deferred income taxes                                                    136,000                136,000
Other assets                                                              23,073                104,768
                                                                   --------------         --------------

     Total Assets                                                  $   5,218,019          $   5,782,374
                                                                   ==============         ==============

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                 $     809,745          $   1,596,512
  Accrued Payroll and Related                                            472,954                312,964
  Other accrued liabilities                                              551,392                300,948
  Notes payable - related parties                                        247,551                247,551
  Bank line of credit                                                  1,591,720              1,714,450
  Current portion capital lease obligations                               69,354                 70,153
  Current portion of borrowings - related parties                         60,615                 77,891
  Current portion of borrowings                                          348,217                355,852
                                                                   --------------         --------------

     Total Current Liabilities                                         4,151,548              4,676,321
                                                                   --------------         --------------

Capital lease obligations, less current portion                                -                 52,145
Borrowings - related parties, less current portion                        35,821                 58,985
Borrowings, less current portion                                          50,000                257,911
                                                                   --------------         --------------
     Total Borrowings. less current portion                               85,821                369,041
                                                                   --------------         --------------

Commitments and contingencies                                                  -                      -
                                                                   --------------         --------------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                            -                      -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends               774,550                738,296
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 shares                               17,804                 17,804
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                 2,116                  2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                           -                      -
  Additional paid in capital                                             146,540                146,540
  (Accumulated deficit) retained earnings                                 39,639               (167,744)
                                                                   --------------         --------------
     Total Stockholders' Equity                                          980,649                737,012
                                                                   --------------         --------------

          Total Liabilities and Stockholders' Equity               $   5,218,018          $   5,782,374
                                                                   ==============         ==============



The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                               For The Three Months Ended               For The Nine Months Ended
                                             February 29,      February 28,           February 29,      February 28,
                                                2000              1999                   2000              1999
                                           --------------    --------------         --------------    --------------
Net sales                                  $   3,511,846     $   3,352,728          $  10,494,889     $  10,260,967

Cost of goods sold                             2,163,033         2,273,331              6,453,895         6,532,764
                                           --------------    --------------         --------------    --------------

     Gross profit                              1,348,813         1,079,397              4,040,994         3,728,203

Operating expenses                             1,111,677         1,205,652              3,455,110         3,734,003
                                           --------------    --------------         --------------    --------------

Operating income (loss)                          237,136          (126,255)               585,884            (5,800)

Other expense
  Interest expense                                65,042            72,960                203,939           238,223
  Other                                          (18,388)         (116,309)               (11,017)           44,801
                                           --------------    --------------         --------------    --------------
     Total other expense                          46,654           (43,349)               192,922           283,024
                                           --------------    --------------         --------------    --------------

Income (Loss) before income taxes                190,482           (82,906)               392,962          (288,824)

Income tax expense (benefit)                      70,360           (33,464)               149,325          (117,233)
                                           --------------    --------------         --------------    --------------

Net income (loss)                          $     120,122     $     (49,442)        $      243,637     $    (171,591)
                                           ==============    ==============        ===============    ==============


Basic income (loss) per share              $        0.05      $      (0.03)          $       0.10       $     (0.10)
                                           ==============    ==============        ===============    ==============

Diluted income (loss) per share            $        0.05      $      (0.03)          $       0.10       $     (0.10)
                                           ==============    ==============        ===============    ==============


       The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                            Class A                                  Class B
                                          Convertible             Common              Common                  (Accumulated
                                        Preferred Shares          Shares              Shares         Additional Deficit)
                                        ------------------ -------------------- ------------------   Paid-in    Retained
                                        SHARES    AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT    Capital    Earnings   Total
                                        ------ ----------- ---------- --------- -------- --------- ---------- ---------- ---------
Balance, May 31, 1997                    4,950   $ 641,561  1,776,816 $  17,768  211,551 $   2,116 $  144,701 $  103,662 $ 909,808
    Preferred Stock dividends accreted              49,499                    -                  -          -    (49,499)        -
    Common Stock returned and canceled                   -       (125)       (1)                 -          1          -         -
    Stock options exercised                              -      3,750        37                  -      1,838          -     1,875
    Net income                                           -                    -                  -          -     38,930    38,930
                                        ------ ----------- ---------- --------- -------- --------- ---------- ---------- ---------
Balance, May 31, 1998                    4,950   $ 691,060  1,780,441 $  17,804  211,551 $   2,116 $  146,540 $   93,093 $ 950,613
                                        ====== =========== ========== ========= ======== ========= ========== ========== =========


Balance, May 31, 1998                    4,950   $ 691,060  1,780,441 $  17,804  211,551 $   2,116 $  146,540 $   93,093 $ 950,613
    Preferred Stock dividends accreted              47,236                                                       (47,236)        -
    Net loss                                             -                                                      (213,601) (213,601
                                        ------ ----------- ---------- --------- -------- --------- ---------- ---------- ---------
Balance, May 31, 1999                    4,950   $ 738,296  1,780,441 $  17,804  211,551 $   2,116 $  146,540 $ (167,744)$ 737,012
                                        ====== =========== ========== ========= ======== ========= ========== ========== =========


Balance, May 31, 1999                    4,950   $ 738,296  1,780,441 $  17,804  211,551 $   2,116 $  146,540 $ (167,744)$ 737,012
    Preferred Stock dividends accreted              36,254                                                       (36,254)        -
    Net Income                                           -                                                       243,637   243,637
                                        ------ ----------- ---------- --------- -------- --------- ---------- ---------- ---------
Balance, February 29, 2000               4,950   $ 774,550  1,780,441 $  17,804  211,551 $   2,116 $  146,540 $   39,639 $ 980,649
                                        ====== =========== ========== ========= ======== ========= ========== ========== =========

The  accompanying  notes are an integral  part of these  statements.

PML,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)





                                                                            For The Nine Months Ended
                                                                           February 29,      February 28,
                                                                              2000              1999
                                                                        ---------------    --------------
Cash Flows from Operating Activities:
     Net  income (loss)                                                 $      243,637     $    (171,591)
     Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
        Depreciation and amortization                                          266,841           311,168
        Gain (loss) on sale of equipment                                             -              (648)
        Changes in:
           Accounts receivable                                                  56,970           142,540
           Inventories                                                         191,871           135,037
           Deferred income taxes                                               141,166          (121,306)
           Other assets                                                         61,542            58,444
           Accounts payable and accrued liabilities                           (376,332)           85,494
                                                                        ---------------    --------------
             Total adjustments                                                 342,058           610,729
                                                                        ---------------    --------------
        Net cash provided by operating activities                              585,695           439,138

Cash Flows (used in) from Investing Activities:
     Proceeds from sale of assets                                                    -             1,150
     Purchase of property, plant and equipment                                (154,606)         (102,311)
                                                                        ---------------    --------------
        Net cash (used in) investing activities                               (154,606)         (101,161)

Cash Flows (used in) from Financing Activities:
     Net payments on bank credit line                                         (122,730)         (212,534)
     Repayment of capital lease obligations                                    (52,944)          (68,775)
     Proceeds from issuance of long-term debt                                        -            24,607
     Repayment of long-term debt                                              (255,986)         (217,679)
                                                                        ---------------    --------------
        Net cash (used in) financing activities                               (431,660)         (474,381)
                                                                        ---------------    --------------
Increase (Decrease) in cash                                                       (571)         (136,404)

Cash at beginning of period                                                        571           163,505
                                                                        ---------------    --------------

Cash at end of period                                                   $            -     $      27,101
                                                                        ===============    ==============


Supplemental Disclosures:
     Interest paid                                                      $      208,984     $     249,228
     Income tax paid                                                             1,950             1,970
     Non Cash Items:
        Preferred stock dividends accreted                                      36,254            35,694
        Accounts payable exchanged for long-term debt                                -            24,607


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at February 29, 2000, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 1999, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three-month and the nine-month periods ended February 29, 2000 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Net Earnings Per Share

     During the quarter ended February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). As required by SFAS 128, the Company has applied the provisions of SFAS 128 to all periods shown for purposes of computing earnings per share (EPS). The effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.

                                                       Information Needed to Calculate Basic Earnings Per Share

                                                              For the Three Months Ended        For the Nine Months Ended
                                                          February 29,      February 28,      February 29,      February 28,
                                                              2000              1999              2000              1999
                                                          ------------      ------------      ------------      ------------
Net income                                                $   120,122       $   (49,442)      $   243,637       $  (171,591)
Preferred stock dividends accreted                            (12,399)          (11,289)          (36,254)          (35,694)
                                                          ------------      ------------      ------------      ------------
Net income (loss) after accretion of dividends            $   107,723       $   (60,731)      $   207,383       $  (207,285)
                                                          ============      ============      ============      ============

Average number of common shares outstanding                 1,780,441         1,780,441         1,780,441         1,780,441
Average number of Class B common stock outstanding            211,551           211,551           211,551           211,551
                                                          ------------       -----------      ------------      ------------

Average shares used in basic EPS calculation                1,991,992         1,991,992         1,991,992         1,991,992
                                                          ============      ============      ============      ============

Basic income (loss) per share                             $      0.05     $       (0.03)      $      0.10       $     (0.10)
                                                          ============      ============      ============      ============
                                       7

                                                               Information Needed to Calculate Basic Earnings Per Share

                                                               For the Three Months Ended        For the Nine Months Ended
                                                           February 29,      February 28,      February 29,      February 28,
                                                               2000              1999              2000              1999
                                                           ------------      ------------      ------------      ------------
Basic income                                               $   107,723       $   (60,731)      $   207,383       $  (207,285)
Add back preferred stock dividends accreted*                       -                 -                 -                 -
                                                           ------------       -----------      ------------      ------------
Diluted income (loss) after add back of accreted dividends $   107,723       $   (60,731)      $   207,383       $  (207,285)
                                                           ============      ============      ============      ============

Average number of common shares outstanding                  1,780,441         1,780,441         1,780,441         1,780,441
Average number of Class B common stock outstanding             211,551           211,551           211,551           211,551
Effect of common stock equivalents                             211,960               -             102,104               -
Effect of preferred convertible stock*                             -                 -                 -                 -
                                                           ------------       -----------      ------------      ------------

Average shares used in diluted EPS calculation               2,203,952         1,991,992         2,094,096         1,991,992
                                                           ============      ============      ============      ============

Diluted income (loss) per share                            $      0.05       $     (0.03)      $      0.10       $     (0.10)
                                                           ============      ============      ============      ============

*To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended February 29, 2000 and February 28, 1999, amounts excluded were $12,399 and $11,289 of accreted dividends respectively, 176,786 and 176,786 shares of preferred convertible stock respectively. For the nine months ended February 29, 2000 and February 28, 1999, amounts excluded were $36,254 and $35,694 of accreted dividends respectively, and 176,786 and 176,786 shares of preferred convertible stock respectively.


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

Year 2000 Issue

     Starting in September 1996 the Company evaluated, selected, and appointed a task team to upgrade and install a completely new MIS system. This system is now operational and it, as well as other internal systems, were Year 2000 compliant by the end of October 1999. This new IT software package controls major operational systems including purchasing, scheduling, inventory control, sales and distribution as well as providing the Company's new financial systems.

     As of the date of the filing of this 10-QSB, the Company has not experienced any Y2K computer or related problems. The management of the Company is very optimistic that future operations will continue to be Y2K problem free.

Canadian Exchange

     PML is a US incorporated company which has significant operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the US dollar, it must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike most of the Company's US competitors, the Company is in a somewhat unique position in that it manufactures in both the US and Canada and regularly receives approximately 40% of its revenues from Canadian sales. In the five fiscal years ending in 1998, the exchange rate between Canadian and US currency has been quite stable and has not fluctuated more than about 3% from its "normal" trading range of about $.72 to $73 (US $ equivalent rate).

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

     The sharp exchange decline started just prior to the nine-month period ended November 30, 1998 and averaged $.660 during that period. The average exchange rate for the current nine-month period was $.681, which does not represent a significant difference when comparing period operating results.

Accounting Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Actual results often will differ from such accounting estimates. In the nine-month period ended February 28, 1999, net sales were negatively impacted by about $91,000 due to a change in the customer credit estimate. For the same period, cost of goods sold and operating expenses were negatively impacted by nearly $46,000 reflecting a change in inventory reserves. The total of the adjustments to these reserves increased the pre-tax loss by an estimated $137,000 for the nine-month period ended February 28, 1999.

Results of Operations

Nine Months Ended February 29, 2000 Compared to February 28, 1999

     As reported, income before taxes for the nine-months ended February 29, 2000 showed an increase in profits of $681,786 over the nine-month period ended February 28, 1999. On a pro forma basis, if the nine-month period ended February 28, 1999 was adjusted for the negative effect of the "accounting estimates" discussed above, the income before taxes for the nine-months ended February 29, 2000 would show an increase in profits of $544,786 over the nine-month period ended February 28, 1999.

     When comparing the two periods on a pro forma basis, sales have increased slightly while cost of goods sold as a percentage of sales improved by 2.2%. This significant improvement is a result of across-the-board cost savings in most cost-of-goods areas such as inventory outdates, manufacturing rejects, material usage, operating overhead, etc. In addition, the decrease in operating expenses, which amounted to $278,893 or 2.7% of sales, can be attributed to operational improvements and streamlining of functions that occurred in all categories of operating expenses. The Company anticipates operating expenses as a percent of sales will remain constant; however, they may increase when appropriate to support higher company sales and revenues.

     The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                                  Percent of Sales
                                                 Nine Months Ended
                                                 -----------------
                                          February 29,      February 28,
                                          ------------      ------------

                                              2000               1999
                                              ----               ----

Net Sales                                    100.0%             100.0%
Cost of Goods Sold                            61.5               63.7
                                             ------             ------
Gross Profit                                  38.5               36.3
Operating Expenses                            32.9               36.3
                                             ------             ------
Operating Income                               5.6                0.0
Other Expense                                  1.8                2.8

Income (loss) before income taxes              3.8               (2.8)
Income tax expense                             1.4               (1.1)
                                             ------             ------
Net Income (loss)                              2.4%              (1.7)%
                                             ======             ======

Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and bank loans. At February 29, 2000 the Company had negative working capital of $463,225 compared with negative working capital of $615,406 at May 31, 1999. The ratio of current assets to current liabilities was 0.88 at February 29, 2000 compared to 0.87 at May 31, 1999. Quick liquidity (current assets less inventories to current liabilities) was 0.53 at February 29, 2000 and .51 at May 31, 1999. The twelve month average collection period for trade receivables was 54.0 days at February 29, 2000 compared with 52.3 days at May 31, 1999.

     Net cash provided by operating activities was $585,695. In the same period of Fiscal 1999, net cash provided by operations was $439,138. Net cash used in investing activities was $154,606 in the first nine months of Fiscal 2000, compared with $101,161 used by the Company in investing activities in the same period of Fiscal 1999. These expenditures were mainly for purchases of manufacturing facility improvements and equipment in Toronto, Canada, and computer license upgrades needed for the company's new MIS system to support additional users as the Canadian locations came on line. Financing activities used cash of $431,660 in the nine months ended February 29, 2000 as the net result of repayments on the bank credit line, repayments on capital lease obligations, and repayments of long term debt. This compares to cash used of $474,381 from financing activities in the same period ended February 28, 1999.

     The Company has a line of credit that has a current maturity date of November 30, 2000. This line of credit is secured with substantially all assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities. As of February 29, 2000, the Company was out of compliance with one operating covenant required by its lender; however, the lender waived the breach and modified the covenant through the end of Fiscal 2000, reducing the liability of future breaches.

     The Company's total debt structure at February 29, 2000 is as follows:

                                                                         Long-Term       Current Portion
     Revolving credit at prime plus 2.0%, due November 30, 2000        $                   $1,591,720
     Capital Lease obligations, due January 2001                                               69,354
     Note payable at prime plus 2.0%, due November 30, 2000                                    83,308
     Note payable at 6%, due May 2005                                      50,000              10,000
     Note payable at 12%, due April 2000                                                       50,205
     Trade A/P converted to notes payable at 6%, due February 2001                            204,704
                                                                       ----------         -----------
     Total Bank and Term debt                                          $   50,000         $ 2,009,291
     Notes payable to related parties                                      35,821             308,166
                                                                       ----------         -----------

     Total long and short term debt                                    $   85,821         $ 2,317,457
                                                                       ==========         ===========

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

Item 4.  Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of the security holders during the quarter ended February 29, 2000.

Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended February 29, 2000.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PML, INC.
                                           (Registrant)


Date:  March 30, 2000                      By:   /s/ Kenneth L. Minton
                                                 ---------------------
Kenneth L. Minton
                                           President and Chief Executive Officer