Form 10KSB
period 2000-05-31
PML INC
filed 2000-08-24
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-KSB




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 2000


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

Revenues for the most recent fiscal year:  $14,001,938

The aggregate market value of voting Common Stock held by non-affiliates (based on the closing sales price on the NASD Electronic Bulletin Board) on July 31, 2000 was approximately $151,400.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

As of July 31, 2000, there were 1,785,441 shares of Class A Common Stock with $0.01 par value outstanding, and 211,551 Class B Common Shares with $0.01 par value outstanding.

Documents incorporated by reference:  N/A

                                    PML, INC.

                                FORM 10-KSB INDEX

                                     Part I                                Page
                                     ------                                ----

Item 1.   Description of Business                                           3

Item 2.   Description of Properties                                         7

Item 3.   Legal Proceedings                                                 7

Item 4.   Submission of Matters to a Vote of Security Holders               7

                                     Part II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                            8

Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      8

Item 7.   Financial Statements and Supplementary Data                    12 & 18

Item 8.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      12

                                    Part III
                                    --------

Item 9.   Directors, Executive Officers, Promoters and Control Personnel;
             Compliance with Section 16(a) of the Exchange Act             13

Item 10.  Executive Compensation                                           14

Item 11.  Security Ownership of Certain Beneficial Owners and Management   14

Item 12.  Certain Relationships and Related Transactions                   16

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  16

                                    PML, INC.

                         1999 FORM 10-KSB ANNUAL REPORT


                                     PART I

Item 1.  Description of Business

General
-------

     PML Microbiologicals, Inc. is the sole operating subsidiary of PML, Inc. and consequently any reference herein to "PML" or "the Company" are used interchangeably. PML, which has been in business since 1969, markets to the clinical market (diagnosis of diseases in humans), to the industrial market (environmental and sterility testing), and to the original equipment manufacturers (OEM) market (private label clinical products). Typical customers for PML's clinical products are hospitals, clinics, and wholesalers that market to hospitals and clinics. Industrial customers include pharmaceutical companies, biotech research facilities, and food and water testing enterprises. The OEM market includes companies in the medical device industry.

     In September 1991, the Company entered into a transaction with Monogenesis Corporation, in which it purchased a non-operating subsidiary of Monogenesis Corporation named Meda, Inc. This entity was subsequently renamed PML, Inc., which became the parent organization of Prepared Media Laboratory, Inc. and was later renamed PML Microbiologicals, Inc.

     PML, Inc. shares have been listed on the NASDAQ Electronic Bulletin Board since January 1993 under the symbol "PMLI".

Products
--------

     The Company's product line consists of diagnostic products and supporting materials used by both clinical and industrial microbiologists. Clinical diagnostic products include, among other items, prepared culture media in Petri dishes, tubes and bottles for use in culturing and differentiating organisms from specimens; various kits, disks and strips for rapid identification of organisms; microdilution ("MIC") panels for determining the minimum inhibitory concentration of antibiotics which may be used against the cultured organisms; and various identification stains and reagents. The Company also offers a complete line of irradiated media used for environmental monitoring and sterility testing by the pharmaceutical, biotechnology and food and beverage industries. Supporting materials include inoculating loops for inoculating the specimen into culture media; transport media for keeping specimens viable until they are delivered to the laboratory; lyophilized quality control organisms for gas generating systems, for providing the proper gaseous environment for culturing organisms; swabs for collecting specimens; and various fixatives and preservatives.

     The majority of the Company's products have a defined shelf life ranging from as little as a few weeks for media in Petri dishes to one year or more for products in test tubes or bottles. Most products require refrigeration to prevent premature deterioration and some products are stored and shipped frozen. Most products can be shipped by common carrier overnight without special protective packaging except in extreme temperatures. Some products, such as general laboratory reagents, contain hazardous chemicals and require special storage, packaging, and shipping. See "Governmental Regulation."

Marketing
---------

     The Company markets its products primarily in the United States and Canada through its internal sales organization and through a growing network of major distributors. Customers include both clinical and industrial microbiology laboratories. Hospital and private medical laboratories, as well as doctor's offices and clinics make up most of our clinical market. The industrial market includes food and drug packagers, food and water testing labs, and pharmaceutical and biotechnology research firms. The OEM market, which management expects to grow rapidly, includes companies manufacturing medical devices or industrial equipment requiring media based suppliers. The veterinary market also appears to be a potential growth segment.

     Based upon management's research and information derived from sources which management believes to be reliable, the clinical microbiology market exceeds $1 billion annually in the United States. The Company estimates the industrial market to be in excess of $100 million and growing. The prepared culture media segment of the clinical microbiology market is similarly estimated at over $200 million. The balance of this market consists of products such as viral identification kits, mainly hepatitis and AIDS, bacteriology identification test kits, and automated microbiology systems.

     Although prepared culture media represents only a modest portion of the total microbiology products market, these products are some of the most basic and essential tools used by microbiologists. Despite technological advances, conventional culture media is among the cheapest and most reliable methods for identification of microorganisms. Product differentiation between various suppliers of prepared culture media typically shows only minimal differences; price and service are generally the key variables, and culture media tends to be a very competitive market. The Company maintains a strong presence in this product line because of its overwhelming importance to microbiologists and the proven value of the Company's service philosophy in gaining and keeping customers. The Company's main marketing strategy is to acquire and/or develop newer technological products that can be sold in conjunction with conventional culture media. Marketing selected products at the national, regional and international level is another successful strategy for the Company.

     In addition, the Company has increased its focus on the industrial microbiology market and OEM market, which appear to be growing at a faster pace than the clinical market. In Fiscal 2000, the Company's sales in the industrial segment continued to increase, and the Company is optimistic about further increases in Fiscal 2001.

Distribution of Products
------------------------

     To address service, shipping, and shelf life requirements, the Company has established distribution centers in or near the following metropolitan areas; Portland, Oregon; Providence, Rhode Island; Vancouver, British Columbia; and Toronto (Mississauga), Ontario. Each distribution center includes temperature-controlled storage areas and a full inventory of routinely ordered products. Each distribution center receives the bulk of its inventory from the nearest PML production plant on a weekly basis with specialty (products other than routine prepared culture media commercially available from most suppliers) and distributed products coming from the Wilsonville plant, a Portland, Oregon suburb. The Company typically ships a complete customer order within twenty-four to forty-eight hours of receipt of the order. Depending on the size of the order, customer requirements and distance, shipments are made by local courier, international package delivery service (e.g. UPS, Federal Express) or an over the road common carrier.

Manufacturing
-------------

     At present, the majority of the Company's sales consist of products it manufactures; primarily prepared culture media in Petri dishes, tubes and bottles. The manufacturing process is essentially a mixing, filling and packaging operation. The culture medium itself is a blend of powdered nutrients which typically include beef and soy byproducts; agar, a seaweed derivative used as a gelling agent; and other nutritional or diagnostic substances such as animal blood. For Petri dishes, the powdered nutrients are blended and rehydrated, and the resulting liquid is sterilized in pressure vessels and aseptically dispensed into presterilized plastic Petri dishes. As the medium cools it gels into a semi-solid state and is then packaged for sale. Tubed and bottled media are prepared in a similar manner except that these products are usually sterilized after they are dispensed.

     With the exception of small batches, the Company produces most of its products on custom-designed semi-automated production equipment. For example, empty Petri dishes are loaded into a filling machine where automated dispensing pumps fill a measured amount of culture medium into each dish. The dish moves onto a refrigerated cooling conveyer where gelling occurs; then, it is stacked and packaged. The finished products are stored in a quarantine area until quality control testing is complete and the batch is approved for distribution.

     The Company maintains a quality control laboratory in each of its manufacturing plants as part of its Total Quality Assurance program. The quality control lab tests raw material samples prior to purchase, and tests representative samples from each production batch for sterility, pH, color, and general appearance, as well as the growth of the microorganisms that the product is designed to culture.

     In addition to culture media, the Company produces a variety of ancillary products such as stains, reagents, microdilution MIC panels, animal blood products, and a variety of chemical solutions used by other production departments. The manufacturing process for certain PML ancillary products such as stains, reagents, and other chemical solutions generates a small amount (50 to 100 gallons per year) of hazardous materials which consist primarily of organic solvents and heavy metal salts. The Company hires licensed hazardous waste disposal companies for the disposal of these materials at a nominal cost. See "Governmental Regulation."

Suppliers
---------

     The Company's largest suppliers provide Petri dishes, blood, agar and plastic packaging material which are available from a number of sources in the United States and Canada. Several manufacturers and distributors of glassware, chemicals and packaging materials exist in the United States and Canada.

Competition
-----------

     The Company operates in three distinct markets, Clinical, Industrial and Original Equipment Manufacturing (OEM), with each containing different customers and competitive forces.

     In the clinical market, the Company's primary customers are hospital and clinical laboratories. In the United States, most hospitals have become members of buying groups known as Group Purchasing Organizations (GPOs), which have negotiated single supplier contracts for prepared media from only one supplier. Under these agreements, the Company's principal competitor, Becton Dickinson Microbiology Systems (BDMS), a subsidiary of Becton Dickinson & Co. has obtained sole source supplier status to approximately 85% of the U.S. market. In the Canadian clinical market, normal nonrestrictive competitive conditions exist, and the Company has historically outperformed all of its competitors and has continually increased its market share.

     In the industrial market, the key competitive factors are product features, quality and service. The Company has only one other significant competitor in this market, which it competes favorably against.

     In the OEM market, the Company is one of very few companies supplying media-based products. Product quality and customer responsiveness are the primary factors for success in this market. The Company has been successful in expanding this market against its competitors.

Research and Development
------------------------

     The Company does a small amount of pure research and development ("R & D"). The principal purposes of its current R & D activities are to improve its products (e.g. testing additional ingredients and formulas or enhancing certain performance characteristics), to evaluate products being considered for addition to the Company's product line, and to develop new products for addition to its line. R & D functions are presently performed by multiple departments within the Company and by independent researchers and scientists that have been retained by the Company.

Patents and Licenses
--------------------

     The Company owns a number of patents, trademarks and licenses. No individual patent, trademark, or license is material or critical to the Company or any particular product line that the Company maintains. All such agreements or rights are considered to be standard for companies operating in our industry.

Employees
---------

     On May 31, 2000 and 1999, the Company had approximately 170 and 166, respectively, full time employees. Minor increases and decrease to the number of employees occurs in the ordinary course throughout the year as manufacturing demand changes. The Company's employees are located throughout North America with the heaviest concentrations in Wilsonville, Oregon (a suburb of Portland, Oregon), and Mississauga, Ontario (a suburb of Toronto, Ontario), Canada.

     The Company's employees are not covered by a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.

Government Regulation
---------------------

     As a manufacturer of medical devices, the Company is subject to certain regulations of the U.S. Food and Drug Administration (FDA) and Canada's Health Protection Branch (HPB). These regulations require that these government agencies inspect the Company's products, facilities, and manufacturing processes. The Company's facilities, processes and products have received all of the required approvals, and the Company believes that it is in compliance with all relevant FDA and HPB requirements.

     In addition, the Company is subject to other federal, state and local regulatory requirements relating to environmental concerns, waste management, hazardous materials shipping, and health and safety matters. As with many similar businesses, some risk of costs and liabilities related to these matters exists in the Company's business. Management believes that the Company's business is operated in compliance with applicable laws and regulations.

Liability Insurance
-------------------

     The Company maintains product liability insurance in the amount of $2 million dollars, supported by a $10 million dollar umbrella policy. Product liability insurance is limited in availability and restrictive in cost. Based on the essentially confirmatory nature of the majority of the Company's diagnostic products, the Company's management believes that the Company is not subject to significant product liability risk with its present product line. To date, the Company has never paid a product liability claim.

Item 2.  Description of Properties

     In March 2000 the owner of the Mississauga, Ontario facility informed the Company that he was going to sell the property. In May 2000 the Company purchased the property (after obtaining financing through KeyBank) and consolidated the manufacturing operations of its second Mississauga, leased facility, into this one facility. The Company currently operates from three other leased locations, one in Wilsonville, Oregon, one in Providence, Rhode Island and one in Richmond, British Columbia. The Company does not expect substantial difficulty in extending its leases as they come due. Each facility has extensive leasehold improvements and equipment. The following chart summarizes the significant facilities which the Company owns and leases.

                                  Approximate            Approximate
                                 Square Footage         Square Footage          Lease
            Location             Manufacturing       Admin & Distribution     Expiration
            --------             --------------      --------------------     ----------
OWNED:
     Mississauga, Ontario           16,000                  3,000               N/A

LEASED:
     Wilsonville, Oregon             9,000                 34,000             June 2004
     Providence, Rhode Island            -                 12,000             April, 2004
     Richmond, British Columbia      2,000                  3,100             June, 2001

     The Wilsonville facility houses all corporate administrative functions, a manufacturing unit and a distribution center. The manufacturing production unit supplies conventional culture media to the western United States and Canadian regions and provides specialty products to all other locations. Equipment for the production of PML's PHASE2 blood culture system, DUOTEK sterility testing system, MIC panels, and dehydrated media are also located in Wilsonville.

     The Mississauga manufacturing plant produces mostly high volume culture media for eastern Canada and for the eastern United States regions, much of the Company's industrial contact plate product line and assembly of parasitology kits on a contract basis for various Canadian accounts.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The  Company  held  its  annual   meeting  on  November  16,  1999  at  its
Wilsonville, Oregon facility. Four members of the Board of Directors were elected and Moss-Adams LLP was ratified as independent accountants. The directors elected and the votes cast for all matters are as follows:

                                             Votes For    Votes Against    Abstain
                                             ---------    -------------    -------
    Kenneth L. Minton                        1,381,920      128,618         26,500
    Arthur R. (Ron) Torland (CLASS B)          211,511            0              0
    Craig S. Montgomery (CLASS B)              211,511            0              0
    Douglas C. Johnson (CLASS B)               211,511            0              0


    Ratification of independent accountants  1,747,889          125         31,750

                                     PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock commenced trading on the NASDAQ Electronic Bulletin Board system in January of 1993 under the symbol "MDAN." Effective March of 1997, the symbol was changed to "PMLI." The following table sets forth the high and low closing bid prices for the last two years as reported by The National Quotation Bureau.

    For the Quarterly             High             Low
    Period Ended                Bid Price       Bid Price
    ------------                ---------       ---------

    May, 2000                   $1.43750         $0.75000
    February, 2000              $1.75000         $0.51000
    November, 1999              $1.03125         $0.15625
    August, 1999                $0.53125         $0.25000
    May, 1999                   $0.53125         $0.53125
    February, 1999              $0.75000         $0.43750
    November, 1998              $0.75000         $0.37500
    August, 1998                $1.12500         $0.87500

     The Company has not paid any cash dividends on the Common Stock in the past and anticipates that, for the foreseeable future, it will retain any earnings available as dividends for use in its business. The Company's loan agreement does not allow the Company to declare or pay cash dividends without the written consent of its lender. The Class A convertible preferred shares have a provision, which calls for the accretion of dividends annually at a rate of prime plus 1.5%. As of May 31, 2000 accreted dividends totaled $292,644. See
Note 9 of Notes to Consolidated Financial Statements. Approximately 1,085 record holders of Common Stock existed as of May 31, 2000.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains various forward-looking statements that involve a number of risks and uncertainties. For example, the Company has stated its belief that sales of industrial products should increase in the coming year and, that reductions in the cost of goods sold should result from improved operating practices. Future demand for the Company's products, including its industrial products, is inherently subject to supply and demand conditions, and to the unpredictable decisions of other market participants. There can be no assurance that sales will increase generally or within any specified product line or that the Company's margins will stabilize or improve. Moreover, forward-looking statements are intended to provide the reader with meaningful insight about management's plans and expectations about future events; these events are inherently difficult to predict, and our actual performance may vary materially and adversely from the expectations presented here. In addition to the factors discussed in this paragraph and elsewhere in this report, a non-exclusive list of elements that could adversely affect our performance include competitive pressures and other factors listed from time to time in the Company's reports to the Securities and Exchange Commission.

Canadian Exchange
-----------------

     PML is a US incorporated company but also has several significant operating locations in Canada and significant Canadian revenue. Since management has previously determined that the functional currency of the Canadian operations is the US dollar, it must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike most of our US competitors, the Company is in a somewhat unique position in that it manufactures in both the US and Canada and regularly receives approximately 40% of its revenues from Canadian sales. In the five fiscal years ending in 1998, the exchange rate between Canadian and US currency had been stable and did not fluctuate more than about 3% from its "normal" trading range of about $.72 to $.73 (US $ equivalent rate).

     In April 1998, the Canadian/US exchange rate started an unusually sharp decline and reached as low as the $.63 range before stabilizing at about $.67 in May 1999. This decline is unprecedented in PML's history and whether the rate continues to decline, remains the same, or starts to recover is unpredictable. However, since the Company's Canadian operations represent a significant part of its total operations, the adverse condition of the Canadian currency market is expected to continue to have an adverse impact on the consolidated financial results of the Company.

     For the year ended May 31, 2000 and May 31, 1999, the exchange rate was $.6680 and $.6784, respectively. This decline during Fiscal 2000 resulted in a Balance Sheet write down of approximately $17,000.

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

Results of Operations
---------------------

Year Ended May 31, 2000 Compared With Year Ended May 31, 1999
-------------------------------------------------------------

     The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to sales for the period indicated.

                                                Percent of Sales
                                               Year Ended May 31,
                                               ------------------

                                               2000          1999
                                               ----          ----

         Net Sales                             100.0%        100.0%
         Cost of Goods Sold                     61.2          63.6
                                              ------        ------
         Gross Profit                           38.8          36.4
         Operating Expense                      32.9          36.0
                                              ------        ------
         Operating Income                        5.9           0.4
         Other expense                           1.8           2.3
                                              ------        ------
         Income (Loss) before income taxes       4.1          (1.9)
         Income tax expense (benefit)            1.3          (0.4)
                                              ------        ------
         Net income (Loss)                       2.8%         (1.5)%
                                              ======       =======

     Sales in Fiscal 2000 totaled $14.0 million, an increase of $183,000 or 1.3% over Fiscal 1999. Income before taxes for the twelve months ended May 31, 2000 showed an increase in pre-tax profits of $837,351 over the twelve-month period ended May 31, 1999.

     Cost of Goods Sold decreased as a percentage of sales by 2.40%. This significant improvement is a result of across-the-board cost savings in most cost-of-goods areas such as inventory outdates, manufacturing rejects, material usage, etc.

     Operating expenses  (selling,  general and  administrative)  decreased as a percentage of sales by 3.1%. This improvement is attributed to management's priority in making the best use of operating expenses, improving and streamlining all functions that occur in all categories of operating expenses. The Company anticipates operating expenses, as a percent of sales, will remain constant; however, they may increase when appropriate to support higher company sales.

QUARTERLY FINANCIAL INFORMATION (Unaudited)
-------------------------------------------

     The following is a summary of unaudited operating results by quarter for the fiscal years ended May 31, 2000 and 1999:

    2000                               1st Qtr        2nd Qtr        3rd Qtr        4th Qtr        Total
    Net sales                         $3,540,405     $3,442,638     $3,511,846     $3,507,049     $14,001,938
    Gross profit                       1,324,881      1,367,300      1,348,813      1,385,312       5,426,306
    Net income (loss) before tax          81,415        121,065        190,482        180,290         573,252
    Net income (loss)                     52,919         70,596        120,122        148,442         392,079
    Basic earnings (loss) per share         0.02           0.03           0.05           0.07            0.17
    Diluted earnings (loss) per share*      0.02           0.03           0.05           0.06            0.16

    1999                               1st Qtr        2nd Qtr        3rd Qtr        4th Qtr        Total

    Net sales                         $3,597,242     $3,310,997     $3,352,728     $3,557,596     $13,818,563
    Gross profit                       1,454,325      1,194,481      1,079,397      1,302,029       5,030,232
    Net income (loss) before tax          13,908       (219,826)       (82,906)        24,725        (264,099)
    Net income (loss)                      6,698       (128,847)       (49,442)       (42,010)       (213,601)
    Basic earnings (loss) per share         0.00          (0.07)         (0.03)         (0.03)          (0.13)
    Diluted earnings (loss) per share*      0.00          (0.07)         (0.03)         (0.03)          (0.13)

* Where the effect of the diluted earnings (loss) per share calculation would have been anti-dilutive, the diluted earnings (loss) per share have been restated to be the same as the basic earnings (loss) per share.

Liquidity and Capital Resources
-------------------------------

     The Company has financed its operations over the years principally through funds generated from operations and bank and stockholder loans. At May 31, 2000, the Company had positive working capital of $30,465 compared with negative working capital of ($645,406) at May 31, 1999. This improvement in the current year is due to the continued significant cash provided by operating activities and the restructuring of the current portion of long-term debt to related parties and, their acceptance and signing, of new long-term notes. The ratio of current assets to current liabilities is 1.01 at May 31, 2000 compared to .863 at May 31, 1999. Quick liquidity (current assets less inventories to current liabilities) is .63 at May 31, 2000 and .51 at May 31, 1999. The twelve-month average collection period for trade receivables was 53.7 days at May 31, 2000 compared with 55.1 days at May 31, 1999.

     Net cash provided by operating activities was $1,175,834 in Fiscal 2000 compared with $599,428 provided by operations in Fiscal 1999. Net cash used in investing activities was ($886,244) in Fiscal 2000 compared with ($112,573) used by the Company in investing activities in Fiscal 1999. The Company spent $696,485 on the purchase of the Mississauga, Ontario, Canada building and property and $189,759 on equipment and building improvements during Fiscal 2000, compared with $113,723 spent on equipment and building improvements in Fiscal 1999. Financing activities provided cash of $8,221, primarily from increases in long-term debt, compared with the consumption of cash of ($649,789) in 1999 from decreases in short-term and long-term debt.

     The Company has a line of credit that has a current maturity date of November 30, 2000. This line of credit is secured substantially by assets of the Company. The available amount under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities.

     The Company may require additional capital to finance current operations, make enhancements to or expansions of its manufacturing capacity, in accordance with its business strategy, or for additional working capital, for inventory and accounts receivable. The Company may also seek additional funds through public or private debt or through bank borrowings. No assurances can be given that future financing will be available with terms acceptable to the Company. Without such future financing, the Company's ability to finance its growth will be limited.

       The Company's total debt structure at May 31, 2000 is as follows:

                                                                          Long-Term   Current-Portion
                                                                          ---------   ---------------
     Revolving credit at prime plus 2.0%, due November 30, 2000      $            0    $    1,597,618
     Note payable at prime plus 2.0%, due November 30, 2000                       0            58,306
     Note payable at 12%, due April 2001                                          0            45,052
     Capital Lease obligations, due January 2001                                  0            52,145
     Note payable at 6%, due May 2005                                        40,000            10,000
     Note payable at prime less .25%, due May 2010                          532,088            28,005
     Trade A/P converted to notes payable at 6%, due February 2001                0           149,855
                                                                      --------------    --------------

       Total Bank and Term debt                                      $      572,088    $    1,940,981

     Notes payable to related parties                                       237,266            90,949
                                                                      --------------    --------------

     Total long and short term debt                                  $      809,354    $    2,031,930
                                                                      ==============    ==============

Item 7.  Financial Statements and Supplementary Data

         The information required by this item starts on page 18 of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting Disclosure

     PML's independent accountants, MOSS-ADAMS LLP, were engaged in April 1999. There have been no disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, auditing scope or procedures.

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Personnel;
         Compliance with Section   16(a) of the Exchange Act

Directors and Executive Officers of the Company
-----------------------------------------------

         The directors and executive officers of the Company at May 31, 2000 are as follows:
                                                              Term as
           Name                     Position              Director Expires
           ----                     --------              ----------------

    A. Ron Torland            Chairman of the Board             2000
                              Secretary, Treasurer

    Kenneth L. Minton         President and
                              Chief Executive Officer
                              Director                          2000

    Douglas C. Johnson        Director                          2000

    Craig S. Montgomery       Director                          2000


     A. Ron Torland, age 53, has been employed by the Company or its predecessor since 1970. He became Chairman of the Board in 1988, was Chief Executive Officer from 1988 to 1996, and was President from 1982 to 1988. He was Treasurer from 1972 to 1996 and a member of the Board of Directors since the Company was incorporated in 1972. Mr. Torland holds a B.S. degree in business administration and served in the U.S. Army from 1968 to 1970.

     Kenneth L. Minton, age 50, was hired as the Company's President and Chief Executive Officer in April, 1996, and was elected to the Board of Directors in November, 1997. Prior to joining PML, he was President and Chief Operating Officer of Hind, Inc., a manufacturer and distributor of high end sports apparel from 1993 to 1996, and Vice President of Microwave Applications Group, an electronics manufacturer, from 1985 to 1993. Prior to 1985, Mr. Minton had extensive experience in operations, finance, sales and marketing in several industries. Mr. Minton holds a B.S. degree in Business Administration.

     Douglas C. Johnson, age 44, has been a director of the Company since March, 1996. He holds a B.A. degree in Music from Fort Wright College in Spokane, Washington, and a Masters Degree from the University of Southern California in Los Angeles. He has been a professional opera singer for 13 years and returned to the U.S. four years ago after nine years in Europe.

     Craig S. Montgomery, Ph.D., 46 has been a director of the Company since March, 1996. He is a licensed clinical psychologist. From 1983 to 1991, he was Program Director of New Day Center, Portland, Oregon, a residential and outpatient facility for chemical dependency treatment. From 1991 to 1993, he was Clinical Supervisor of both the New Day Center and the Dual Diagnosis program at Portland Adventist Hospital and Caremark Behavioral Health Services. He is now in private practice. Dr. Montgomery holds a Masters Degree from Pepperdine University and a Ph.D. from the California School of Professional Psychology in San Diego, California.

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

Family Relationships
--------------------

     Mr. Torland and Dr. Montgomery are stepbrothers. Mr. Johnson is Dr. Montgomery's and Mr. Torland's brother-in-law.

Involvement in Certain Legal Proceedings
----------------------------------------

         None.

Item 10.  Executive Compensation

The information required in response to Item 10 shall appear in our definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with PML's 2000 Annual Meeting, and it shall be incorporated herein by reference when filed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the ownership of issued and outstanding shares of the Company as of the date hereof by each director, executive officer, and person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities as of July 31, 2000:

                                                                    Amount and
                                 Name and Address                   Nature of         Percent
     Title of                    of Beneficial                      Beneficial       of Class
     Class                       Owner                              Ownership
     -----------------------------------------------------------------------------------------

     Class A Common Shares       A. Ron Torland                     183,381 (a)         10.3%
                                 10595 SW Kiowa Street
                                 Tualatin, OR  97062

     Class A Common Shares       Julian G. Torland                  144,705  (e)(f)      8.1%
                                 11100 SW North Dakota Street
                                 Tigard, OR  97223

     Class A Common Shares       Douglas C. & Joanne E. Johnson     266,832  (b)        14.9%
                                 8728 SW Pamlico Court
                                 Tualatin, OR  97062

     Class A Common Shares       Craig S. Montgomery                167,243  (c)         9.4%
                                 12600 SE Rachella Court
                                 Boring, OR  97009

     Class A Common Shares       Marcia & Stan Drake                121,243              6.8%
                                 28890 S. Beavercreek Rd.
                                 Mulino, OR  97042

     Class A Common Shares       Mary Lou Ham                       167,243  (d)         9.4%
                                 3363-B Blaine Rd.
                                 Moscow, ID  83843

     Class B
     Common Shares               A. Ron Torland                     142,902             67.5%
                                 10595 SW Kiowa Street
                                 Tualatin, OR  97062


     Class B
     Common Shares               Julian G. Torland                   68,649             32.5%
                                 11100 SW North Dakota Street
                                 Tigard, OR  97223

     Class A Convertible
     Preferred Shares            Arthur N. and Bessie M. Torland      2,750             55.6%
                                 8520 SW Avery Street
                                 Tualatin, OR  97062


     Class A Convertible
     Preferred Shares            Julian G. Torland                      700             14.1%
                                 11100 SW North Dakota Street
                                 Tigard, OR  97223

     Class A Convertible
     Preferred Shares            Douglas C. & Joanne E. Johnson       1,500             30.3%
                                 8728 SW Pamlico Court
                                 Tualatin, OR  97062


--------------------------------------------------------------------------------


(a) Includes 1,000 shares owned by Janice Torland, Ron Torland's wife. Also includes 23,500 shares owned by Kris Torland, Ron Torland's daughter. Kris Torland lives at home but is an adult and Ron Torland disclaims any beneficial interest in these shares.
(b) Includes 96,743 shares owned by Joanne Johnsonn, Doug Johnson's wife. Includes 70,500 shares owned by the Johnson children.
(c)  Includes 70,500 shares owned by the Montgomery children.
(d) Includes 70,500 shares owned by the three Ham children. However, two of the Ham children are adults who own 47,000 and Mary Lou Ham disclaims any beneficial interest in these shares.
(e) Due to an addition error in 1998 and 1999 Julian G. Torland's Common Shares were reported at 267,900, that included 199,241 of Common and 68,649 Common Class B shares, but should have been reported at 199,330 and 144,705 respectively of Common, without Common Class B shares. In June 1998 Mr. Torland gifted 54,625 Common shares to his children and 15,000 Common shares to his wife, and Julian G. Torland disclaims and beneficial interest in these shares.
(f)  Includes 15,000 shares owned by Mary H Torland, Julian Torland's wife.

     The directors and officers of the Company, as a group, own 355,213 common shares, representing 19.9% of that class, and 142,902 shares of Class B common shares, representing 67.5% of that class, and 1,500 shares of Class A convertible preferred, representing 30.3% of that class.

     There are no arrangements which may result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     The Company currently leases equipment from Arthur & Bessie Torland, Julian Torland, and Ron Torland, some of whom hold more than ten percent of certain classes of voting securities of the Company under two operating leases. Total rental expense incurred under these two operating leases was approximately $78,000 in both Fiscal 2000 and 1999. (See Note 12 on Notes to Consolidated Financial Statements)

     The Company has a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). See Patents and Licenses. Under the agreement which expires in July 2002, the Company manufactures and markets product developed by DDI and pays a royalty based upon the number of units sold. Total royalties of $19,901 were incurred in Fiscal 2000 and $11,414 in Fiscal 1999. DDI is owned by Messrs. Arthur and Ron Torland, both shareholders owning more than ten percent of a class of stock of the Company. Ron Torland is also a director of the Company.

     Joanne E. Johnson, wife of director Doug C. Johnson; Ron Torland, a stockholder and director; Arthur & Bessie Torland, shareholders; and L. Bruce Ham, brother-in-law of a director all have five year, six percent notes issued in fiscal 1996. In fiscal 1996 this group of shareholders paid off a small group of the Company's Accounts Payable vendors who would not accept the Company's offer to exchange these liabilities for five year notes. Instead the Company issued these notes to this group of shareholders and the notes now have a balance of $23,164 at May 31, 2000.

     There are no other transactions, or series of similar transactions, involving amounts in excess of $60,000.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits
-------------

Exhibit                    Description of Exhibit
-------                    ----------------------

    3             Articles of Incorporation and Bylaws

   10             Material contracts
                  a.       Employment Agreement with Kenneth L. Minton
                  b.       1994 Stock Option Plan for Non-employee Directors
                  c.       1994 Stock Option Plan

   16             Letter on changes and certifying accountants

   18             Letter on change in accounting principles

   21             Subsidiaries of Registrant

   23             Consent of independent accountants


         Each  of  the  above  exhibits  except  as  otherwise   indicated,   is
incorporated by reference to the exhibit filed by the Company with its previous filings to the SEC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Wilsonville, State of Oregon, on August 18, 2000.

                                  PML, INC.

                                  By: /s/ Kenneth L. Minton
                                      -------------------------------
                                      Kenneth L. Minton, Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on August 18, 2000, on behalf of the Company and in the capacities indicated.


Signatures                            Title
----------                            -----


/s/ Kenneth L. Minton                 President and Chief Executive Officer
-------------------------------       (Principal Executive and Accounting
Kenneth L. Minton                     Officer), Director


/s/A. Ron Torland                     Chairman of the Board, Secretary
-------------------------------       Treasurer
A. Ron Torland


/s/Doug C. Johnson                    Director
-------------------------------
Doug C. Johnson


/s/Craig S. Montgomery                Director
-------------------------------
Craig S. Montgomery

                                    PML, INC.

                          ---------------------------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                          ---------------------------

                              MAY 31, 2000 AND 1999

CONTENTS
--------------------------------------------------------------------------------



                                                                      Page
                                                                      ----

INDEPENDENT AUDITOR'S REPORT                                           20


CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated balance sheets                                        21
    Consolidated statements of operations                              22
    Consolidated statement of changes in stockholders' equity          23
    Consolidated statements of cash flows                              24
    Notes to financial statements                                   25 - 39

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
PML, Inc.


We have audited the accompanying balance sheet of PML, Inc. as of May 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PML, Inc. as of May 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Moss Adams LLP
------------------
MOSS ADAMS LLP


Beaverton, Oregon
July 18, 2000

                                                                        PML,INC.
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 MAY 31,
                                                    ----------------------------------
                                                         2000               1999
                                                    ---------------    ---------------
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                              $      298,382     $          571
  Trade accounts receivable, net                         1,871,058          2,106,210
  Inventories                                            1,510,136          1,670,459
  Prepaid expenses and other                                29,979             74,675
  Deferred income tax asset                                316,000            209,000
                                                    ---------------    ---------------
              Total current assets                       4,025,555          4,060,915
                                                    ---------------    ---------------

PROPERTY, PLANT, AND EQUIPMENT, net                      1,980,909          1,453,222

INTANGIBLE ASSETS, net                                      30,650             27,469

DEFERRED INCOME TAX ASSET                                        -            136,000

OTHER ASSETS                                                33,296            104,768
                                                    ---------------    ---------------
                                                    $    6,070,410     $    5,782,374
                                                    ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Bank line of credit                               $    1,597,618     $    1,714,450
  Accounts payable                                       1,196,487          1,596,512
  Accrued salaries and wages                               416,461            312,964
  Other accrued liabilities                                350,212            300,948
  Current portion  of capital lease obligations             52,145             70,153
  Current portion of long-term debt - related parties       90,949            325,442
  Current portion of long-term debt                        291,218            355,852
                                                    ---------------    ---------------
              Total current liabilities                  3,995,090          4,676,321
                                                    ---------------    ---------------

CAPITAL LEASE OBLIGATIONS, less current portion                  -             52,145
                                                    ---------------    ---------------
LONG TERM DEBT, related parties less current portion       237,266             58,985
                                                    ---------------    ---------------
LONG TERM DEBT, less current portion                       572,088            257,911
                                                    ---------------    ---------------
DEFERRED INCOME TAX LIABILITY                              135,000                  -
                                                    ---------------    ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 per share; authorized
     25,000 shares no shares issued or outstanding               -                  -
  Class A convertible preferred stock, stated
     and liquidation value $100 per share;
     authorized 7,500 shares, issued and outstanding
     4,950 shares, including accreted dividends            787,644            738,296
  Common stock, $.01 par value; authorized 2,500,000
     shares, issued and outstanding 1,785,441 shares        17,854             17,804
  Class B common stock, $.01 par value; authorized
     250,000 shares, issued and outstanding 211,551 shares   2,116              2,116
  Class D common stock, $.01 par value; authorized 100
     shares, no shares issued or outstanding                     -                  -
  Additional paid-in-capital                               148,365            146,540
  Retained earnings (deficit)                              174,987           (167,744)
                                                    ---------------    ---------------
                                                         1,130,966            737,012
                                                    ---------------    ---------------
                                                    $    6,070,410     $    5,782,374
                                                    ===============    ===============

See accompanying notes.                21

                                                                        PML,INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                             Year ended May 31,
                                  ----------------------------------------
                                         2000                  1999
                                  ------------------    ------------------

NET SALES                         $       14,001,938    $       13,818,563

COST OF GOODS SOLD                         8,575,632             8,788,331
                                  ------------------    ------------------

GROSS PROFIT                               5,426,306             5,030,232

OPERATING EXPENSES                         4,604,006             4,975,232
                                  ------------------    ------------------

OPERATING INCOME                             822,300                55,000

OTHER EXPENSE
     Interest expense, net                   265,702               310,755
     Miscellaneous                           (16,654)                8,344
                                  ------------------    ------------------

                                             249,048               319,099
                                  ------------------    ------------------

NET INCOME (LOSS) BEFORE INCOME
     TAX PROVISION                           573,252              (264,099)

INCOME TAX EXPENSE (BENEFIT)                 181,173               (50,498)
                                  ------------------    ------------------

NET INCOME (LOSS)                 $          392,079    $         (213,601)
                                  ==================    ==================


NET INCOME (LOSS) PER COMMON SHARE
     Basic                                    $ 0.17              $ (0.13)
                                  ==================    ==================
     Diluted                                  $ 0.16              $ (0.13)
                                  ==================    ==================


See accompanying notes.

                                                                        PML,INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                            Class A                                 Class B       Additional Retained
                                          Convertible             Common             Common         Paid-in  Earnings
                                        Preferred Shares          Shares             Shares         Capital  (Deficit)   Total
                                      -------------------  -------------------  ----------------  ---------  --------- ----------
BALANCE, MAY 31, 1998                   4,950   $ 691,060  1,780,441  $ 17,804  211,551  $ 2,116  $ 146,540  $ 93,093  $  950,613

 Preferred stock dividends accreted      -        47,236        -         -        -        -          -      (47,236)       -
 Net income                              -           -          -         -        -        -          -     (213,601)   (213,601)
                                      --------  ---------  ---------  --------  -------  -------  ---------  --------- ----------

BALANCE, MAY 31, 1999                   4,950     738,296  1,780,441    17,804  211,551    2,116    146,540  (167,744)    737,012
                                      --------  ---------  ---------  --------  -------  -------  ---------  --------- ----------

 Preferred stock dividends accreted      -        49,348        -         -        -        -          -      (49,348)       -
 Common stock issued                     -           -        5,000        50      -        -         1,825      -          1,875
 Net income                              -           -          -         -        -        -          -      392,079     392,079
                                      --------  ---------  ---------  --------  -------  -------  ---------  --------- ----------

BALANCE, MAY 31, 2000                   4,950   $ 787,644  1,785,441  $ 17,854  211,551  $ 2,116  $ 148,365   174,987  $1,130,966
                                      ========  =========  =========  ========  =======  =======  =========  ========= ==========



See accompanying notes.

                                                                        PML,INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                       Year ended May 31,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                            $    392,079    $   (213,601)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                  355,376         408,451
        Deferred income taxes                                          164,000         (68,396)
        Gain on disposition of assets                                       -             (648)
     Changes in:
        Accounts receivable                                            235,152          39,047
        Inventories                                                    160,323         246,359
        Other assets                                                   116,168          60,941
        Accounts payable and accrued liabilities                      (247,264)        127,275
                                                                  ------------    ------------

              Net cash provided by operating activities              1,175,834         599,428
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets                                           -            1,150
     Purchase of property, plant and equipment                        (886,244)       (113,723)
                                                                  ------------    ------------

              Net cash used in investing activities                   (886,244)       (112,573)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on line of credit                                   (116,832)       (273,098)
     Principal payments on notes payable - related parties             (56,212)        (51,828)
     Proceeds from issuance of capital lease obligations                    -               -
     Principal payments on capital lease obligations                   (70,153)        (90,630)
     Proceeds from long-term borrowings                                560,093              -
     Principal payments on long-term debt                             (310,550)       (234,233)
     Proceeds from issuance of common stock                                 50               -
                                                                  ------------    ------------

              Net cash provided by (used in) financing activities        6,396        (649,789)
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH                                        295,986        (162,934)

CASH AND CASH EQUIVALENTS, beginning of year                               571         163,505
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                            $    296,557    $        571
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
        Interest paid                                             $    266,034    $    315,670
        Income tax paid                                           $      4,613    $     (9,792)
        Non-cash items:
           Preferred stock dividends accreted                     $     49,348    $     47,236

See accompanying notes.

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1    -       ORGANIZATION AND BASIS OF PRESENTATION

         PML Microbiologicals, Inc. is the sole operating subsidiary of PML, Inc., and any reference herein to "PML" or "the Company" are used interchangeably when referring to either entity. PML, which has been in business since 1969, markets to the clinical market (diagnosis of diseases in humans), to the industrial market (environmental and sterility testing), and to the Original Equipment Manufacturing (OEM) market (private label clinical products). The Company produces and sells throughout the United States and Canada. Typical customers for PML's clinical products are hospitals, clinics, and wholesalers that market to hospitals and clinics. Industrial customers include pharmaceutical companies, biotech research facilities, and food and water testing. The OEM market includes companies in the medical device industry.

         In September 1991, the Company entered into a transaction with Monogenesis Corporation, in which it purchased a non-operating subsidiary of Monogenesis Corporation named Media, Inc. This entity was subsequently renamed PML, Inc., which became the parent organization of Prepared Medical Laboratory, Inc., which was later renamed PML Microbiologicals, Inc.


NOTE 2    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation - The accompanying consolidated financial statements include the accounts of PML and its wholly-owned subsidiary, PML Microbiologicals, Inc. All significant intercompany transactions and balances have been eliminated.

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

         Accounts receivable - The Company generally does not require collateral or other security to support accounts receivable. Management periodically assesses the collectibility of accounts receivable. This assessment provides the basis for the allowance for doubtful accounts and related bad debt expense. An allowance for doubtful accounts of $50,482 and $50,414 was recorded at May 31, 2000 and 1999, respectively.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in first-out method.

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

         Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided using primarily the straight-line method over the estimated useful lives of the assets of 2 to 39 years. Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets or the initial term of the lease, whichever is shorter.

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

         Profit sharing plan - The Company has a profit sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible U.S. employees may contribute up to 15% of their compensation with a Company match, at its option, up to 3% of the employees' total compensation. The Company changed its profit sharing plan for its eligible Canadian employees effective March 1, 2000. Under the old plan, the Company was required to fund out of profits, a minimum contribution of $100 (CDN) per participant. The new profit sharing plan for the eligible Canadian employees is similar to the plan for eligible U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the new plan, Canadian employees may contribute up to 18% of their compensation or $18,500 (CDN), whichever is higher. The Company does not currently match for the eligible Canadian and U.S. employees.

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

         Fair value of financial assets and liabilities - The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for monetary assets and liabilities of similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of May 31, 2000.

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 2    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)


         Concentration of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company sells to both clinical and industrial customers who traditionally pay in the 45 to 70 day range. However, this customer base is very stable and the Company has experienced a very low level of uncollectible accounts in the past. Concentration of credit risk with respect to trade receivables is limited because a relatively large number of customers are spread throughout the United States and Canada. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations for all new customers and requires advance payments if deemed necessary.

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

         Reclassifications - Certain  reclassifications were made to the May 31,
         1999   balance   sheet  in  order  to  conform  to  the  May  31,  2000
         presentation. These reclassifications had no effect on net income.


NOTE 3    -       INVENTORIES

         Inventories consist of:

                                                     May 31,
                                          ------------------------------
                                              2000              1999
                                          -------------    -------------

          Raw materials                    $    884,887     $    875,434
          Work-in-process                        30,065           55,388
          Finished goods                        595,184          739,637
                                          -------------    -------------
                                           $  1,510,136     $  1,670,459
                                          =============    =============

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4   -        PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                     May 31,
                                          ------------------------------
                                              2000              1999
                                          -------------    -------------

          Land                             $     98,541     $          -
          Building                              597,943                -
          Manufacturing equipment             2,753,916        2,628,236
          Office furniture and equipment      1,251,229        1,211,889
          Service vehicles                       17,754           17,754
          Leasehold improvements                763,655          743,120
                                          -------------    -------------
                                              5,483,038        4,600,999

          Less accumulated depreciation and
            amortization                      3,502,129        3,147,777
                                          -------------    -------------
                                           $  1,980,909     $  1,453,222
                                          =============    =============



NOTE 5    -       LINE OF CREDIT

         The Company has a $2,500,000 revolving line of credit with its primary lender, which is due November 20, 2000. The line of credit is at prime rate plus 1.5% or 11.00 % at May 31, 2000, and is collateralized by accounts receivable and inventory. The amount borrowed was $1,597,618 and $1,714,450 at May 31, 2000 and 1999, respectively.

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6    -       LONG-TERM DEBT

    Borrowings consisted of the following:

                                                                        May 31,
                                                             -----------------------------
                                                                 2000             1999
                                                             ------------     ------------
     Keybank National Association:
      Note payable through May 2010 due in monthly
         principal installments of $2,334 plus interest
         of 8.75% for 119 months and unpaid balance
         due May 1, 2010; collateralized by land and
         buildings.                                          $   560,093      $        -
     Wells Fargo Business Credit, Inc.:
      Note payable through November 2000 in monthly
         installments of $8,334 plus interest of prime
         plus 2%; collateralized by substantially all
         of the Company's equipment.                               58,306          158,314
     Les Leno:
      Note payable through May 2005 in yearly
         principal installments of $10,000, interest
         at 6%  related to termination settlement
         with former president.                                    50,000           60,000
     JP Wilsonville, LLC:
      Unsecured note payable due in monthly
         installments of $2,202, including interest
         of 12% for 36 months and unpaid balance
         due April 1, 2001.                                        45,052           64,770
     Various vendors:
      Unsecured notes payable with 6% interest due
         in installments through February 2001.                   149,855          330,679
                                                             ------------     ------------

                                                                  863,306          613,763
     Less current portion                                        (291,218)        (355,852)
                                                             ------------     ------------

                                                             $    572,088     $    257,911
                                                             ============     ============

         Maturities of long-term debt, including the long-term debt due related parties disclosed in Note 7, are as follows:


        Years ending May 31,
                2001                           $     382,167
                2002                                 136,758
                2003                                 147,369
                2004                                  67,153
                2005                                  38,004
             Thereafter                              420,070
                                              ---------------

                                               $   1,191,521
                                              ===============

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6    -       LONG-TERM DEBT - (continued)

         The various debt agreements with Wells Fargo Business Credit, Inc. contain covenants, which require the Company, among other things, to meet certain objectives with respect to debt service coverage and net income. In addition, the agreements place certain limitations on dividend payments, capital expenditures, lease rental payments, and other outside borrowings. The Company is in compliance with all debt covenants.


NOTE 7 - LONG-TERM DEBT DUE RELATED PARTIES Long-term debt due related parties consisted of the following:

                                                                        May 31,
                                                             -----------------------------
                                                                 2000             1999
                                                             ------------     ------------
     The Torland Trust
      Unsecured note payable with 9.5% interest due
         in installments through October 2003.
         Principal payments of $6,000 may begin
         December 2000 provided the Company
         meets certain net income criteria.                  $    247,551     $    247,551

     Ronald Torland:
      Unsecured note payable with 9.5% interest due
         in installments through October 2003.
         Principal payments of $1,400 may begin
         December 2000 provided the Company
         meets certain net income criteria.                        57,500           57,500

     Various - Related parties:
      Unsecured notes payable with 6% interest due
         in installments through February 2001.                    23,164           51,503

     Mary Brown:
      Unsecured note due in installments of $2,425
         including interest through May 2000,
         related to purchase of common stock.                          -            27,873
                                                             ------------     ------------

                                                                  328,215          384,427
     Less current portion                                         (90,949)         (77,891)
                                                             ------------     ------------

                                                             $    237,266     $    306,536
                                                             ============     ============

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8    -       STOCKHOLDERS' EQUITY

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

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8    -       STOCKHOLDERS' EQUITY - (continued)

         Stock Option Plans - Effective September 6, 1994, the Board of Directors adopted the "1994 Stock Option Plan" and the "1994 Stock Option Plan for Non-employee Directors" (collectively, the "Plans"). The Plans authorize 650,000 shares be available for grant to eligible individuals and entities as defined by the Plans. The term of each incentive stock option is 10 years or less as determined by the Plan administrator. Options granted under the Plans generally vest over four to five years beginning one year after the date of grant, and expire ten years or less after the date of the grant. During fiscal 2000, the company granted 40,000 stock options expiring within 10 years or less, depending on the specific agreements, at option prices of $0.50 per share. During fiscal 1999, the Company did not grant any options. Only 8,750 of all options granted to date have been exercised.

         A summary of the status of the options granted under the Plans at May 31, 2000 and 1999, together with changes during the periods then ended, are following. Options exercisable at May 31, 2000 and 1999 were 237,107 and 229,357, respectively.

                                                                   Weighted
                                                                    Average
                                                   Options      Exercise Price
                                               --------------   --------------
        Outstanding at May 31, 1998                  384,107             0.53
         Options granted at market price                   -               -
         Options exercised                                 -               -
         Options canceled or expired                       -               -
                                               --------------   --------------
        Outstanding at May 31, 1999                  384,107             0.53
         Options granted at market price              40,000             0.50
         Options exercised                            (5,000)           (0.38)
         Options canceled or expired                 (40,000)           (0.50)
                                               --------------   --------------
        Outstanding at May 31, 2000                  379,107              0.54


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

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8    -       STOCKHOLDERS' EQUITY - (continued)


                                                              2000          1999
                                                           ----------    ----------

          Net income (loss), as reported                    $ 392,079    $ (213,601)
          Net income (loss), pro forma                      $ 362,149    $ (310,998)
          Basic earnings (loss) per share, as reported      $    0.17    $    (0.13)
          Diluted earnings (loss) per share, as reported    $    0.16    $    (0.13)
          Basic earnings (loss) per share, pro forma        $    0.16    $    (0.18)
          Diluted earnings (loss) per share, pro forma      $    0.15    $    (0.18)



         The effects of applying SFAS 123 to pro forma disclosures for 2000 and 1999 are not likely to be representative of the effects on reported income for future years, because options vest over several years and additional awards generally are made each year.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant in 2000 and 1999: expected volatility of 196% and 144% respectively, expected dividend yield of 0%; risk-free rates of return ranging from 5.68% to 7.63%; and expected lives ranging from 5 to 10 years .

         Total fair value of options granted was computed to be $19,107 for the year ended May 31, 2000. No options were granted for the year ended May 31, 1999.

         The following table summarizes information about options outstanding at May 31, 2000.



                                                                 Weighted
                                               Weighted           Average
         Exercise            Number of         Average           Remaining
        Price Range            Shares            Price        Contractual Life
     ----------------      --------------   --------------   -----------------

     $0.3125 - $0.625          354,107           $ 0.47            2.05
                $1.50           25,000           $ 1.50            4.32



         Stock Bonus - No stock bonuses were accrued or paid in the fiscal years ended May 31, 2000 or May 31, 1999.

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9   -        COMMITMENTS AND CONTINGENCIES

         The Company leases certain laboratories, facilities, and equipment under noncancelable long-term lease arrangements which also require the Company to pay executory costs such as property taxes, maintenance, and insurance. The laboratories, facilities, and equipment leases are operating and capital leases which expire in various years through 2005. Generally, such operating leases include renewal options ranging from one to seven years. Rental expense for operating leases was $438,931 and $563,148 in fiscal 2000 and 1999, respectively. Certain of the operating leases represent related party transactions. See note 11.

         The future expected rental commitments as of May 31, 2000, for all long-term noncancellable operating and capital leases are as follows:

           Years ending                                     Capital       Operating
              May 31,                                       Leases          Leases
           --------------                                 -----------    -----------
               2001                                       $   54,370     $   453,687
               2002                                               -          448,960
               2003                                               -          394,556
               2004                                               -          380,167
               2005                                               -           57,721
            Thereafter                                            -               -
                                                          -----------    -----------

               Total                                          54,370     $ 1,735,091
                                                                         ===========

           Less amount representing interest                  (2,225)
                                                          -----------

           Present value of capital lease obligations         52,145

           Less current portion                              (52,145)
                                                          -----------

           Long-term portion                              $        -
                                                          ===========



NOTE 10   -       INCOME TAXES

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

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10   -       INCOME TAXES (continued)

         A reconciliation between the statutory federal income tax (benefit) expense and effective federal income tax (benefit) expense is as follows:

                                                                                May 31,
                                                       -------------------------------------------------
                                                                2000                      1999
                                                       -----------------------   -----------------------
                                                         Amount         %          Amount         %
                                                       ----------   ----------   ----------   ----------
          Federal statutory expense at 34%              $ 194,906      34%       $ (89,794)      34%
          Increase (decrease) in tax resulting from:
            Nondeductible permanent differences             6,984       1%           4,539       -2%
           Reversal of deferred tax items at rates
               different than the effective tax rates
               used to establish the deferred tax
               assets and liabilities                     (43,647)     -8%              -         0%
          State and Canadian income taxes                  22,930       4%          34,757      -13%
                                                       ----------   ----------   ----------   ----------

                                                        $ 181,173      31%       $ (50,498)      19%
                                                       ===========  ==========   ==========   ==========




         The components of the Company's income tax expense (benefit) are as follows:

                                                May 31,
                                      ---------------------------

                                          2000           1999
                                      ------------   ------------

          Current tax expense         $    17,173    $    17,898
          Deferred tax expense            164,000        (68,396)
                                      ------------   ------------

                                      $   181,173    $   (50,498)
                                      ============   ===========

         The domestic and foreign components of income (loss) before income taxes are as follows:

                                                 May 31,
                                      ---------------------------

                                          2000           1999
                                      ------------   ------------

          Domestic                    $   377,446    $  (118,009)
          Foreign                         195,806       (146,090)
                                      ------------   ------------
           Income before income taxes $   573,252    $  (264,099)
                                      ============   ============

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10   -       INCOME TAXES (continued)

         At May 31, 2000 and 1999, the significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           May 31,
                                                ----------------------------
                                                    2000            1999
                                                ------------    ------------

     Current deferred tax assets:
       Vacation accrual                         $     49,749    $     35,600
       Allowance for doubtful accounts                19,183          17,100
       Net operating loss carryforwards              178,054         102,000
       Other                                          69,014          54,300
                                                ------------    ------------
                                                $    316,000    $    209,000
                                                ============    ============

     Non-current deferred tax asset:
       Net operating loss carryforwards         $         -     $    257,000
       Alternative minimum tax carryforward            7,000              -
                                                ------------    ------------

                                                $      7,000    $    257,000
                                                ============    ============

     Non-current deferred tax liability:
       Depreciation differences between
         financial and tax accounting               (142,000)       (121,000)
                                                ------------    ------------
                                                $   (135,000)       $136,000
                                                ============    ============


         Management periodically assesses the need for valuation allowances as they relate to deferred tax assets. Management has concluded that a valuation allowance is not necessary given the estimates of future earnings and the expected timing of temporary difference reversals.

         The Company files U.S. and Canadian tax returns on the results of its operations conducted in each country. At May 31, 2000, the Company has available approximately $436,000 of unused operating loss carryforwards, to offset domestic taxable income, which expire in 2010 and 2019.

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11   -       RELATED PARTY TRANSACTIONS

         The Company has a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). Certain stockholders and officers of the Company are also stockholders and officers of DDI. The agreement, which began on June 1, 1992, and was modified on February 28, 1997, extends over a ten year period (including option years) from the original date. The Company manufactures, markets and sells products originally developed by DDI and pays royalties based upon the number of units sold, with certain limitations on the total royalties paid. Total royalties of $19,901 and $11,414 were incurred in fiscal 2000 and 1999, respectively.

         The Company also has related party debt, which is separately disclosed in the balance sheet and in Note 7. In addition to the specific notes identified by related party name, the Company has $23,164 of notes payable with a group of shareholders. When the Company had a cash shortage in fiscal 1996, a group of shareholders bought out some accounts payable liabilities for the Company and then accepted five year notes at 6% interest due in installments through February 2001.

         The Company leases equipment from stockholders under two operating leases. The monthly obligations under the leases total $6,500 per month. Total rental expense paid to stockholders for all leases was $78,000 in both fiscal 2000 and 1999.


NOTE 12   -       FOREIGN OPERATIONS

         The following table indicates the relative amounts of net sales, operating income, and identifiable assets of the Company by geographic area during fiscal years 2000 and 1999.

                                                    2000            1999
                                                ------------    ------------
          Net sales:
               United States                    $  8,641,648    $  8,263,747
               Canada                              5,360,290       5,554,816
                                                ------------    ------------

                    Total net sales             $ 14,001,938    $ 13,818,563
                                                ============    ============

          Operating income:
               United States                    $    557,419    $     88,576
               Canada                                297,938         (33,576)
                                                ------------    ------------
                    Total operating income      $    855,357    $     55,000
                                                ============    ============

          Identifiable assets:
               United States                    $  3,646,950    $  3,975,425
               Canada                              2,411,460       1,738,553
                                                ------------    ------------

                    Total identifiable assets   $  6,058,410    $  5,713,978
                                                ============    ============

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12   -       FOREIGN OPERATIONS (continued)

         Net currency transaction losses from Canada were $16,677 and $30,512 in 2000 and 1999, respectively.

         Sales between geographic areas and export sales are not material.

         The Company maintains separate accounting ledgers for both the United States and Canada down to the gross profit level. However, some operating, selling, general and administrative expenses are captured only on a corporate level. Therefore, the Company has had to make substantial use of estimates and allocations in order to split its operating income on a geographic basis. The numbers shown represent management's best estimate of total operating income on a segment basis.


NOTE 13   -       EARNINGS PER SHARE CALCULATIONS

         Information needed to calculate basic earnings per share:


                                                      For the year ended May 31,
                                                         2000          1999
                                                      ----------    ----------
         Numerator:
              Net income                              $  392,079    $ (213,601)
              Preferred stock dividends accreted         (49,348)      (47,236)
                                                      ----------    ----------

                                                      $  342,731    $ (260,837)
                                                      ==========    ==========
         Denominator:
              Average number of common shares
                 outstanding                           1,785,441     1,780,441
              Average number of Class B common
                 stock outstanding                       211,551       211,551
                                                      ----------    ----------

         Average shares used in basic EPS calculation  1,996,992     1,991,992
                                                      ==========    ==========
         Basic (loss) income per share                $     0.17    $    (0.13)
                                                      ==========    ==========

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13   -       EARNINGS PER SHARE CALCULATIONS (continued)

         Information needed to calculate diluted earnings per share:


                                                      For the year ended May 31,
                                                         2000          1999
                                                      ----------    ----------
       Basic income (loss)                            $  342,731    $ (260,837)
       Add back preferred stock dividends accreted*           -             -
                                                      ----------    ----------

       Diluted (loss) income after add back of
            accreted dividends                        $  342,731    $ (260,837)
                                                      ==========    ==========

       Denominator
       Average number of common shares outstanding 1,785,441 1,780,441 Average number of Class B common stock
            outstanding                                  211,551       211,551
       Effect of common stock equivalents*               102,636            -
       Effect of preferred convertible stock*                 -             -
                                                      ----------    ----------

       Average shares used in diluted EPS calculation  2,099,628     1,991,992
                                                      ==========    ==========

       Diluted (loss) income per share                $     0.16    $    (0.13)
                                                      ==========    ==========



         *To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. In fiscal 2000, amounts excluded were $49,348 of accreted dividends, 99,117 shares of common stock equivalents and 176,786 shares of preferred convertible stock. In fiscal 1999, amounts excluded were $47,236 of accreted dividends, 99,117 shares of common stock equivalents and 176,786 shares of preferred convertible stock.