Form 10QSB
period 2000-08-31
PML INC
filed 2000-10-13
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 11, 2000 there were 1,785,441 shares of Common Stock, $0.01 par value, outstanding and 211,551 Class B Common Shares, $0.01 par value, outstanding.

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

Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                           For the Fiscal Quarter Ended
                                August 31, 2000

PML, INC.
CONSOLIDATED BALANCE SHEETS                                            Unaudited

                                                                       August 31,              May 31,
Assets                                                                    2000                  2000
                                                                    ---------------        ---------------
Current Assets
  Cash                                                              $        66,225        $       298,382
  Trade accounts receivable, less allowance for doubtful                  1,781,797              1,871,058
    accounts of $57,954 and $62,506
  Inventory                                                               1,668,045              1,510,136
  Deferred income taxe asset                                                312,673                316,000
  Prepaid expenses and other                                                 83,339                 29,979
                                                                    ---------------        ---------------

     Total Current Assets                                                 3,912,079              4,025,555
                                                                    ---------------        ---------------

Property, plant and equipment - net                                       2,077,386              1,980,909
Intangible assets - net                                                      31,020                 30,650
Other assets                                                                  4,454                 33,296
                                                                    ---------------        ---------------
          Total Assets                                              $     6,024,939        $     6,070,410
                                                                    ===============        ===============

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                  $     1,200,924        $     1,196,487
  Accrued Payroll and Related                                               541,177                416,461
  Other accrued liabilities                                                 176,988                350,212
  Bank line of credit                                                     1,623,944              1,597,618
  Current portion capital lease obligations                                  45,589                 52,145
  Current portion of borrowings - related parties                            82,226                 90,949
  Current portion of borrowings                                             205,258                291,218
                                                                    ---------------        ---------------
     Total Current Liabilities                                            3,876,106              3,995,090
                                                                    ---------------        ---------------

Capital lease obligations, less current portion                              41,654                      -
Borrowings - related parties, less current portion                          237,266                237,266
Borrowings, less current portion                                            565,087                572,088
                                                                    ---------------        ---------------

     Total Borrowings. less current portion                                 844,007                809,354
                                                                    ---------------        ---------------

Deferred Income Tax                                                         135,000                135,000
                                                                    ---------------        ---------------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                               -                      -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                  801,331                787,644
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 shares                                  17,854                 17,854
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                    2,116                  2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                              -                      -
  Additional paid in capital                                                148,365                148,365
  Retained earnings                                                         200,160                174,987
                                                                    ---------------        ---------------
     Total Stockholders' Equity                                           1,169,826             1,130,966
                                                                    ---------------        ---------------
          Total Liabilities and Stockholders' Equity                $     6,024,939       $      6,070,410
                                                                    ===============       ================

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)






                                              For The Three Months Ended
                                                       August 31,
                                                2000              1999
                                           --------------    --------------


Net sales                                  $    3,240,530    $    3,540,405

Cost of goods sold                              1,975,886         2,215,524
                                           --------------    --------------

     Gross profit                               1,264,644         1,324,881

Operating expenses                              1,155,915         1,158,858
                                           --------------    --------------

Operating income                                  108,729           166,023

Other (income)/expense
  Interest expense                                 58,695            70,771
  Other                                           (11,740)           13,837
                                           --------------    --------------
     Total other (income)/expense                  46,955            84,608
                                           --------------    --------------

Income before income taxes                         61,774            81,415

Income tax expense                                 22,914            28,496
                                           --------------    --------------

Net income                                 $       38,860    $       52,919
                                           ==============    ==============


Basic income per share                     $         0.01    $         0.02
                                           ==============    ==============

Diluted income per share                   $         0.01    $         0.02
                                           ==============    ==============





       The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                           Class A                                  Class B
                                         Convertible             Common              Common
                                       Preferred Shares          Shares              Shares     Additional  Retained
                                      ------------------- -------------------- -----------------  Paid-in   Earnings
                                      SHARES     AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT   Capital   (Deficit)    Total
                                      -------  ---------- ---------- --------- -------- -------- --------- ---------- -----------


Balance, May 31, 1998                  4,950   $  691,060  1,780,441  $ 17,804  211,551 $  2,116 $ 146,540 $  93,092  $   950,613
  Preferred Stock dividends accreted               47,236                                                    (47,236)           -
  Net loss                                              -                                                   (213,601)    (213,601)
                                     --------- ---------- ---------- --------- -------- -------- --------- ---------- -----------
Balance, May 31, 1999                   4,950  $  738,296  1,780,441  $ 17,804  211,551 $  2,116 $ 146,540 $(167,744) $   737,012
                                     ========= ========== ========== ========= ======== ======== ========= ========== ===========


Balance, May 31, 1999                   4,950  $  738,296  1,780,441  $ 17,804  211,551 $  2,116 $ 146,540 $(167,744) $   737,012
  Preferred Stock dividends accreted               49,348                                                    (49,348)           -
  Stock options exercised                                      5,000        50                       1,825                  1,875
  Net Income                                            -                                                   392,079      392,079
                                     --------- ---------- ---------- --------- -------- -------- --------- ---------- -----------
Balance, May 31, 2000                   4,950  $  787,644  1,785,441  $ 17,854  211,551 $  2,116 $ 148,365 $ 174,987  $ 1,130,966
                                     ========= ========== ========== ========= ======== ======== ========= ========== ===========

Balance, May 31, 2000                   4,950  $  787,644  1,785,441  $ 17,854  211,551 $  2,116 $ 148,365 $ 174,987  $ 1,130,966
  Preferred Stock dividends accreted               13,687                                                    (13,687)
  Net Income                                                                                                  38,860       38,860
                                     --------- ---------- ---------- --------- -------- -------- --------- ---------- -----------
Balance, August 31, 2000                4,950  $  801,331  1,785,441  $ 17,854  211,551 $  2,116 $ 148,365 $ 200,160  $ 1,169,826
                                     ========= ========== ========== ========= ======== ======== ========= =========  ===========

        The accompanying notes are an integral part of these statements.

PML,  INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           For the Three Months Ended
                                                                                   August 31,
                                                                             2000             1999
                                                                        -------------     -------------
Cash Flows from Operating Activities
     Net income                                                         $      38,860     $      52,919
     Adjustments to reconcile net income to
            net cash provided by (used in) operating activities
         Depreciation and amortization                                         90,085            90,585
         Changes in:
            Accounts receivable                                                89,261           144,981
            Inventories                                                      (157,909)          106,024
            Deferred income taxes                                               3,327            28,496
            Other assets                                                      (25,750)           26,759
            Accounts payable and accrued liabilities                          (44,071)         (212,749)
                                                                        -------------     -------------
              Total adjustments                                               (45,057)          184,096
                                                                        -------------     -------------
         Net cash from operating activities                                    (6,197)          237,015

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                               (185,700)          (44,908)
                                                                        -------------     -------------
         Net cash from investing activities                                  (185,700)          (44,908)

Cash Flows from Financing Activities
     Net borrowing under bank credit line                                      26,326           (57,199)
     Proceeds from issuance of capital lease obligations                       54,696                 -
     Repayment of capital lease obligations                                   (19,598)          (20,466)
     Repayment of long-term debt                                             (101,684)          (81,713)
                                                                        -------------     -------------
         Net cash from financing activities                                   (40,260)         (159,378)
                                                                        -------------     -------------
Net (decrease) increase in cash                                              (232,157)           32,729

Cash at beginning of period                                                   298,382               571
                                                                        -------------     -------------

Cash at end of period                                                   $      66,225     $      33,300
                                                                        =============     =============


Supplemental Disclosures
     Interest paid                                                      $      88,777     $      83,439
     Non Cash Items:
         Preferred stock dividends accreted                                    13,687            11,775


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at August 31, 2000, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 2000, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Net Earnings Per Share

     During the quarter ended February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.


            Information Needed to Calculate Basic Earnings Per Share

                                                    For the Three Months Ended
                                                            August 31,
                                                        2000          1999
                                                    ------------  ------------

Net income                                          $     38,860  $     52,919
Preferred stock dividends accreted                       (13,687)      (11,775)
                                                    ------------  ------------
Net income after accretion of dividends             $     25,173  $     41,144
                                                    ============  ============

Average number of common shares outstanding            1,785,441     1,780,441
Average number of Class B common stock outstanding       211,551       211,551
                                                    ------------  ------------
Average shares used in basic EPS calculation           1,996,992     1,991,992
                                                    ============  ============

Basic income per share                              $       0.01  $       0.02
                                                    ============  ============

           Information Needed to Calculate Diluted Earnings Per Share

                                                    For the Three Months Ended
                                                            August 31,
                                                        2000          1999
                                                    ------------  ------------

Net income after accretion of dividends             $     25,173  $     41,144
Add back preferred stock dividends accreted*                   -             -
                                                    ------------  ------------
Diluted income after add back of accreted dividends $     25,173  $     41,144
                                                    ============  ============

Average number of common shares outstanding            1,780,441     1,780,441
Average number of Class B common stock outstanding       211,551       211,551
Effect of common stock equivalents                       188,098         7,903
Effect of preferred convertible stock*                         -             -
                                                    ------------  ------------
Average shares used in diluted EPS calculation         2,185,090     1,999,895
                                                    ============  ============

Diluted income per share                            $       0.01  $       0.02
                                                    ============  ============

* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended August 31, 2000, amounts excluded were $13,687 of accreted dividends and 176,786 shares of preferred convertible stock. For the three months ended August 31, 1999, amounts excluded were $11,775 of accreted dividends and 176,786 shares preferred convertible stock.


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

Canadian Exchange

     PML is a US incorporated company but also has several significant operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the US dollar, it must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike most of the Company's US competitors, the Company is in a somewhat unique position in that it manufactures in both the US and Canada and regularly receives approximately 40% of its revenues from Canadian sales. In the five fiscal years ending in 1998, the exchange rate between Canadian and US currency had been quite stable and did not fluctuate more than about 3% from its normal trading range of about $.72 to $.73 (US $ equivalent rate).

     Starting in April 1998, the Canadian/US exchange rate started an unusually sharp decline and reached as low as the $.63 range before stabilizing at about $.67 in May 1999. This decline is unprecedented in PML's history and whether the rate continues to decline, remains the same, or starts to recover is unpredictable. However, since the Company's Canadian operations are such a significant part of total operations, the adverse or improved condition of the Canadian exchange rate is expected to continue to have an impact on the consolidated financial results of the Company.

     For the quarter ended August 31, 2000 and August 31, 1999, the average exchange rate was $.676 and $.671 respectively. This improvement during the quarter ended August 31, 2000 resulted in a Balance Sheet write up of approximately $10,600.

Results of Operations

Three Months Ended August 31, 2000 Compared to August 31, 1999

     Income before taxes for the three months ended August 31, 2000 showed a decrease in pre-tax profits of $19,641 from the three-month period ended August 31, 1999. While sales declined between the two periods, cost of goods sold as a percentage of sales improved to 60.9% in the current period compared to 62.6% for the comparable period ended August 31, 1999. The current cost of goods sold percentage of 60.9% reflects a stabilizing of cost of goods sold when compared to the fourth quarter of Fiscal 2000 of 60.5% and an improvement over Fiscal 2000 cost of goods sold percentage of 61.2%.

     Operating expenses decreased by $2,943 over the first quarter of last year demonstrating management's continued priority of making the best use of operating expenses; but as a percentage of sales, is 35.7% compared to 32.7% for the same period of fiscal 2000 and is representative of the decline in sales for the same period of fiscal 2000.

     Other expenses decreased by $37,653 over the previous year's first quarter as a result of the Canadian translation effect on the Company's Canadian assets and liabilities, which resulted in a $25,577 reduction in exchange costs. In addition, interest expense decreased by $12,076 as a result of lower borrowing levels.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                                     Percent of Sales
                                              Three Months Ended August 31,
                                              -----------------------------
                                               2000                   1999
                                               ----                   ----

Net Sales                                     100.0%                 100.0%
Cost of Goods Sold                             60.9                   62.6
                                              -----                  -----
Gross Profit                                   39.1                   37.4
Operating Expenses                             35.7                   32.7
                                              -----                  -----
Operating Income                                3.4                    4.7
Other Expense                                   1.4                    2.4
                                              -----                  -----
Income before income taxes                      2.0                    2.3
Income tax expense                              0.7                    0.8
                                              -----                  -----
Net Income                                      1.2%                   1.5%
                                              =====                  =====


Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and bank loans. At August 31, 2000 the Company had positive working capital of $35,973 compared with positive working capital of $30,465 at May 31, 2000. The ratio of current assets to current liabilities was 1.01 at August 31, 2000 compared to 1.01 at May 31, 2000. Quick liquidity (current assets less inventories to current liabilities) was 0.58 at August 31, 2000 and .63 at May 31, 2000. The twelve-month average collection period for trade receivables was 53.0 days at August 31, 2000 compared with 53.7 days at May 31, 2000.

     Net cash used in operating activities was $6,197 in the first three months of Fiscal 2001 compared to net cash provided by operating activities of $237,015 in the same period of Fiscal 2000. Net cash used in investing activities was $185,700 in the first three months of Fiscal 2001, compared with $44,908 used by the Company in investing activities in the same period of Fiscal 2000. These expenditures were mainly for manufacturing facility improvements and equipment purchases in Toronto, Canada. Financing activities including borrowing under existing credit line, new capital lease transactions and repayment of existing debt obligations used cash of $40,260 in the first three months ended August 31, 2000 as the net result of repayments on capital lease obligations and long-term debt of $121,282. This compares to cash used of $159,378 from financing activities in the same period ended August 31, 1999.

     The Company has a line of credit that has a current maturity date of November 30, 2000. This line of credit is secured with substantially all of the Company's assets. The amount available under the line of credit is based upon 80% to 85% of the eligible accounts receivable and 30% to 40% of eligible inventory at the end of each reporting period, not to exceed $2.5 million. This loan will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities. As of August 31, 2000 the Company was in compliance with all operating covenants required by its lender.

     The Company may require additional capital to finance current operations, make enhancements to or expansions of its manufacturing capacity in accordance with its business strategy, or for additional working capital for inventory and accounts receivable. The Company may also seek additional funds through public or private debt or through bank borrowings. Management can provide no assurances that future financing will be available on terms acceptable to the Company or at all. Without such future financing, the Company's ability to finance its growth will be limited and its revenues and financial condition may be affected materially and adversely.

  The Company's total debt structure at August 31, 2000 is as follows:

                                                                    Long-Term     Current Portion
                                                                 ---------------  ---------------
  Revolving credit at prime plus 2.0%, due November 30, 2000     $                $     1,623,944
  Note payable at prime plus 2.0%, due November 30, 2000                                   33,304
  Note payable at 12%, due April 2001                                                      39,744
  Capital Lease obligations, due January 2001                             41,654           45,589
  Note payable at 6%, due May 2005                                        40,000           10,000
  Note payable at prime less .25%, due May 1, 2010                       525,087           28,005
  Trade A/P converted to notes payable at 6%, due February 2001                            94,206
                                                                 ---------------  ---------------
  Total Bank and Term debt                                               606,741        1,874,792
  Notes payable to related parties                                       237,266           82,226
                                                                 ---------------  ---------------

  Total long and short term debt                                 $       844,007  $     1,957,018
                                                                 ===============  ===============

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company occasionally has been made a party to incidental suits or other legal actions arising in the ordinary course of its business. A claim has been brought by one purchaser alleging deficient product quality against the Company and a distributor. The Company has notified its product liability insurance carrier, and that carrier is providing a defense of the company. This claim is in a very preliminary stage, and the Company is unable to evaluate if it will have any effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended August 31, 2000. The Company will hold its annual meeting at its Wilsonville, Oregon facility on October 24, 2000.

Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended August 31, 2000.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PML, INC.
                                    (Registrant)


Date:  October 12, 2000             By:   /s/ Kenneth L. Minton
                                          ---------------------------------
                                    Kenneth L. Minton
                                    President and Chief Executive Officer