Form 10QSB
period 2000-11-30
PML INC
filed 2001-01-16
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 30, 2000 there were 1,785,441 shares of Common Stock, $0.01 par value, outstanding and 211,551 Class B Common Shares, $0.01 par value, outstanding.

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

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                          For the Fiscal Quarter Ended
                                November 30, 2000

PML, INC.
CONSOLIDATED BALANCE SHEETS
                                                                       Unaudited        Audited
                                                                      November 30,       May 31,
Assets                                                                    2000            2000
                                                                      ------------    ------------
Current Assets
  Cash                                                                $    98,563     $   298,382
  Trade accounts receivable, less allowance for doubtful                1,759,121       1,871,058
    accounts of $56,973 and $74,340
  Inventories                                                           1,650,235       1,510,136
  Deferred income taxes                                                   312,673         316,000
  Prepaid expenses and other current assets                               110,607          29,979
                                                                      ------------    ------------

     Total Current Assets                                               3,931,199       4,025,555
                                                                      ------------    ------------

Property, plant and equipment - net                                     2,400,259       1,980,909
Intangible assets - net                                                    32,683          30,650
Other assets                                                               36,893          33,296
                                                                      ------------    ------------

     Total Assets                                                     $ 6,401,034     $ 6,070,410
                                                                      ============    ============
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                    $ 1,937,957     $ 1,196,487
  Accrued payroll and related                                             361,376         416,461
  Other accrued liabilities                                               130,674         350,212
  Bank line of credit                                                   1,537,579       1,597,618
  Current portion capital lease obligations                                27,905          52,145
  Current portion of related parties debt                                  50,721          90,949
  Current portion of long term debt                                       115,789         291,218
                                                                      ------------    ------------

     Total Current Liabilities                                          4,162,001       3,995,090
                                                                      ------------    ------------

Capital lease obligations, less current portion                            38,890               0
Long term notes to related parties, less current portion                  259,917         237,266
Long term debt, less current portion                                      610,943         572,088
                                                                      ------------    ------------
     Total long term debt, less current portion                           909,750         809,354
                                                                      ------------    ------------

Deferred income taxes                                                     135,000         135,000
                                                                      ------------    ------------
Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                             -               -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                815,095         787,644
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 shares                                17,854          17,854
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                  2,116           2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                            -               -
  Additional paid in capital                                              148,365         148,365
  (Accumulated deficit) retained earnings                                 210,853         174,987
                                                                      ------------    ------------
     Total Stockholders' Equity                                         1,194,283       1,130,966
                                                                      ------------    ------------
          Total Liabilities and Stockholders' Equity                  $ 6,401,034     $ 6,070,410
                                                                      ============    ============

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                      For The Three Months Ended        For The Six Months Ended
                                             November 30,                     November 30,
                                         2000            1999             2000            1999
                                     ------------    ------------     ------------    ------------
Net sales                            $ 3,271,462     $ 3,442,638      $ 6,511,992     $ 6,983,043

Cost of goods sold                     2,037,334       2,075,338        4,013,220       4,290,862
                                     ------------    ------------     ------------    ------------

     Gross profit                      1,234,128       1,367,300        2,498,772       2,692,181

Operating expenses                     1,120,581       1,184,575        2,276,496       2,343,433
                                     ------------    ------------     ------------    ------------

Operating income (loss)                  113,547         182,725          222,276         348,748

Other expense
  Interest expense                        56,069          68,126          114,764         138,897
  Other                                   18,354          (6,466)           6,614           7,371
                                     ------------    ------------     ------------    ------------
     Total other expense                  74,423          61,660          121,378         146,268
                                     ------------    ------------     ------------    ------------

Income (Loss) before income taxes         39,124         121,065          100,898         202,480

Income tax expense (benefit)              14,667          50,469           37,581          78,965
                                     ------------    ------------     ------------    ------------

Net income (loss)                    $    24,457     $    70,596      $    63,317     $   123,515
                                     ============    ============     ============    ============


Basic income (loss) per share        $      0.01     $      0.03      $      0.02     $      0.05
                                     ============    ============     ============    ============

Diluted income (loss) per share      $      0.00     $      0.03      $      0.02     $      0.05
                                     ============    ============     ============    ============


The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                         Class A                                    Class B
                                       Convertible             Common               Common                 (Accumulated
                                     Preferred Shares          Shares               Shares       Additional   Deficit)
                                     -----------------  --------------------  -----------------   Paid-in   Retained
                                     SHARES    AMOUNT     SHARES     AMOUNT     SHARES   AMOUNT   Capital    Earnings      Total
                                     ------    ------     ------     ------     ------   ------   -------   ---------      -----
Balance, May 31, 1998                 4,950  $ 691,060   1,780,441  $ 17,804   211,551  $ 2,116  $ 146,540  $  93,093  $   950,613
  Preferred Stock dividends accreted            47,236                                                        (47,236)           -
  Net loss                                           -                                                       (213,601)    (213,601)
                                     ------  ---------  ----------  --------  --------  -------  ---------  ---------  -----------
Balance, May 31, 1999                 4,950  $ 738,296   1,780,441  $ 17,804   211,551  $ 2,116  $ 146,540  $(167,744) $   737,012
                                     ======  =========  ==========  ========  ========  =======  =========  =========  ===========


Balance, May 31, 1999                 4,950  $ 738,296   1,780,441  $ 17,804   211,551  $ 2,116  $ 146,540  $(167,744) $   737,012
  Preferred Stock dividends accreted            49,348                                                        (49,348)           -
  Stock options exercised                                    5,000        50                         1,825                   1,875
  Net Income                                         -                                                        392,079      392,079
                                     ------  ---------  ----------  --------  --------  -------  ---------  ---------  -----------
Balance, May 31, 2000                 4,950  $ 787,644   1,785,441  $ 17,854   211,551  $ 2,116  $ 148,365  $ 174,987  $ 1,130,966
                                     ======  =========  ==========  ========  ========  =======  =========  =========  ===========


Balance, May 31, 2000                 4,950  $ 787,644   1,785,441  $ 17,854   211,551  $ 2,116  $ 148,365  $ 174,987  $ 1,130,966
  Preferred Stock dividends accreted            27,451                                                        (27,451)           -
  Net Income                                         -                                                         63,317       63,317
                                     ------  ---------  ----------  --------  --------  -------  ---------  ---------  -----------
Balance, November 30, 2000            4,950  $ 815,095   1,785,441  $ 17,854   211,551  $ 2,116  $ 148,365  $ 210,853  $ 1,194,283
                                     ======  =========  ==========  ========  ========  =======  =========  =========  ===========

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                  For The Six Months Ended
                                                                         November 30,
                                                                     2000           1999
                                                                 -----------    -----------
Cash Flows from Operating Activities
   Net  income                                                   $   63,317     $  123,515
   Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
       Depreciation and amortization                                180,351        180,029
       Gain on sale of equipment                                     (8,809)             -
       Changes in
           Accounts receivable                                      111,937        (48,502)
           Inventories                                             (140,099)        51,314
           Deferred income taxes                                      3,327         78,964
           Other assets                                             (86,258)        22,928
           Accounts payable and accrued liabilities                 466,847         87,064
                                                                 -----------    -----------
             Total adjustments                                      527,296        371,797
                                                                 -----------    -----------
       Net cash from operating activities                           590,613        495,312

Cash Flows from Investing Activities
   Proceeds from sale of assets                                      11,200              -
   Purchase of property, plant and equipment                       (602,092)       (85,240)
                                                                 -----------    -----------
       Net cash from investing activities                          (590,892)       (85,240)

Cash Flows from Financing Activities
   Net payments on bank credit line                                 (60,039)      (123,382)
   Proceeds from issuance of capital lease obligations               54,696              -
   Repayment of capital lease obligations                           (40,046)       (37,061)
   Repayment of long-term debt                                     (154,151)      (168,083)
                                                                 -----------    -----------
       Net cash from financing activities                          (199,540)      (328,526)
                                                                 -----------    -----------
Net (decrease) Increase in cash                                    (199,819)        81,546

Cash at beginning of period                                         298,382            571
                                                                 -----------    -----------

Cash at end of period                                            $   98,563     $   82,117
                                                                 ===========    ===========


Supplemental Disclosures
   Interest paid                                                 $  172,226     $  147,630
   Non Cash Items:
       Preferred stock dividends accreted                        $   27,451     $   23,855


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at November 30, 2000 and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 2000, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three-month and six-month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Net Earnings Per Share

     The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in computing its earnings per share. The effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.

                                                       Information Needed to Calculate Basic Earnings Per Share

                                                       For the Three Months Ended    For the Six Months Ended
                                                              November 30,                   November 30,
                                                          2000          1999             2000           1999
                                                       ----------     ----------      ----------     ----------
Net income                                             $   24,457     $   70,596      $   63,317     $  123,515
Preferred stock dividends accreted                        (13,764)       (12,080)        (27,451)       (23,855)
                                                       ----------     ----------      ----------     ----------
Net income (loss) after accretion of dividends         $   10,693     $   58,516      $   35,866     $   99,660
                                                       ==========     ==========      ==========     ==========

Average number of common shares outstanding             1,780,441      1,780,441       1,780,441      1,780,441
Average number of Class B common stock outstanding        211,551        211,551         211,551        211,551
                                                       ----------     ----------      ----------     ----------
211,551

Average shares used in basic EPS calculation            1,991,992      1,991,992       1,991,992      1,991,992
                                                       ==========     ==========      ==========     ==========

Basic income (loss) per share                          $     0.01     $     0.03      $     0.02     $     0.05
                                                       ==========     ==========      ==========     ==========

                                                       Information Needed to Calculate Basic Earnings Per Share

                                                       For the Three Months Ended    For the Six Months Ended
                                                              November 30,                   November 30,
                                                          2000          1999             2000           1999
                                                       ----------     ----------      ----------     ----------
Basic income                                           $   10,693     $   58,516      $   35,866     $   99,660
Preferred stock dividends accreted *                            -              -               -              -
                                                       ----------     ----------      ----------     ----------
Net income (loss) after accretion of dividends         $   10,693     $   58,516      $   35,866     $   99,660
                                                       ==========     ==========      ==========     ==========

Average number of common shares outstanding             1,780,441      1,780,441       1,780,441      1,780,441
Average number of Class B common stock outstanding        211,551        211,551         211,551        211,551
Effect of common stock equivalents                        221,300         26,122         200,868         34,025
Effect of preferred convertible stock *                         -              -               -               -
                                                       ----------     ----------      ----------     ----------

Average shares used in basic EPS calculation            2,213,292      2,018,114       2,192,860     2,026,017
                                                       ==========     ==========      ==========     ==========

Diluted income (loss) per share                        $     0.00     $     0.03      $     0.02     $     0.05
                                                       ==========     ==========      ==========     ==========


* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended November 30, 2000 and 1999, amounts excluded were $13,764 and $12,080 of accreted dividends respectively, 176,786 and 176,786 shares of preferred convertible stock respectively. For the six months ended November 30, 2000 and 1999, amounts excluded were $27,451 and $23,855 of accreted dividends respectively, 176,786 and 176,786 shares preferred convertible stock respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The following discussion includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions based on currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to PML or its management are intended to help identify forward-looking statements. Although PML believes that management's expectations as reflected in forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share and production capabilities and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other businesses that produce products similar to ours; customer acceptance of new products; the regulatory environment in which we operate; and general trends in the local, regional and national economies of the United States and Canada. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

General

     Income before taxes in the first six months of Fiscal 2001 decreased $101,582 from the same Fiscal 2000 period and the Company ended the November 30, 2000 quarter with negative working capital of $230,802. The Company's current liabilities showed a significant increase during the first six months of fiscal 2001. Several factors contributed to this increase, all of which can be attributed at least in part to a decrease in cash flow that management believes is temporary. First, the Company experienced increased expenses associated with renovation of its Mississauga facility and from the need to replace aging equipment. The renovation project will be completed in December 2000, and the replacement of additional aging equipment is scheduled for late February 2001. Second, sales declined by $471,051 or 6.7%, from $6,983,043 to $6,511,992, over this period due in large part to declining sales in the eastern regions of the US and Canada. However, the Company's management believes that with recent, newly negotiated sales, anticipated projected sales levels can be achieved for the remainder of fiscal 2001. Third, the terms of the Company's revolving credit facility as in effect until November 30, 2000, restricted the Company's ability to borrow funds to meet the cash flow shortfalls described above. In November 2000 the Company entered into a revised credit facility that, management believes, will provide more favorable terms and greater cash availability for the Company's operating needs. Management expects to use part of the funds provided by the increased borrowing limit to improve the aging of its accounts payable, and to replace aging equipment.

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

     Starting in April 1998, the Canadian/US exchange rate started an unusually sharp decline and reached as low as the $.63 range before stabilizing at about $.67 in May 1999. This decline is unprecedented in PML's history and whether the rate will continue to decline, remain the same, or start to recover is unpredictable.

However, since the Company's Canadian operations are such a significant part of total operations, the adverse or improved condition of the Canadian exchange rate is expected to continue to have an impact on the consolidated financial results of the Company.

     For the quarter ended November 30, 2000 and November 30, 1999, the average exchange rate was $.658 and $.680 respectively. This decline during the quarter ended November 30, 2000 resulted in a Balance Sheet write down of approximately $27,560.

Results of Operations

Six Months Ended November 30, 2000 Compared to November 30, 1999

     As discussed above income before taxes for the six-months ended November 30, 2000 showed a decrease in pre-tax profits of $101,582 from the six months ended November 30, 1999. Sales declined $471,051 between the two periods, but when adjusting for the negative effect of the Canadian exchange, the actual decline is $443,920 with $309,614 attributed to the Company's clinical market. 70% of this clinical market decline has been identified to the eastern regions of the US and Canada.

     While sales declined between the two periods, cost of goods sold as a percentage of sales remained somewhat stable at 61.6% in the current period compared to 61.4% for the comparable period ended November 30, 1999. The current cost of goods sold percentage of 61.6% also reflects a stabilizing of cost of goods sold when compared to Fiscal 2000 cost of goods sold percentage of 61.2%.

     Operating expenses decreased by $66,937 over the same period of last year demonstrating management's continued priority of making the best use of operating expenses; but as a percentage of sales, is 34.9% compared to 33.6% for the same period of fiscal 2000 and is representative of the decline in sales for the same period of fiscal 2001.

     Other expenses decreased by $24,890 over the same period of last year and is mainly reflective of decreases in interest expense as a result of lower borrowing levels.

     The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                          Percent of Sales
                                    Six Months Ended November 30,

                                     2000                    1999
                                     ----                    ----

Net Sales                           100.0%                  100.0%
Cost of Goods Sold                   61.6                    61.4
                                    -----                   -----
Gross Profit                         38.4                    38.6
Operating Expenses                   34.9                    33.6
                                    -----                   -----
Operating Income                      3.4                     5.0
Other Expense                         1.9                     2.1
                                    -----                   -----
Income before income taxes            1.5                     2.9
Income tax expense                    0.6                     1.1
                                    -----                   -----
Net Income                            1.0%                    1.8%
                                    =====                   =====


Liquidity and Capital Resources

     The Company has financed its operations over the years principally through funds generated from operations and bank loans. At November 30, 2000, as mention above, the Company had negative working capital of $230,802 compared with positive working capital of $30,465 at May 31, 2000. The ratio of current assets to current liabilities was .94 at November 30, 2000 compared to 1.01 at May 31, 2000. Quick liquidity (current assets less inventories to current liabilities) was 0.55 at November 30, 2000 and .63 at May 31, 2000. The twelve-month average collection period for trade receivables was 49.3 days at November 30, 2000 compared with 53.7 days at May 31, 2000.

     Net cash provided by operating activities was $590,613 in the first six months of Fiscal 2001 compared to net cash provided by operating activities of $495,312 in the same period of Fiscal 2000. Net cash used in investing activities was $590,892 in the first six months of Fiscal 2001, compared with $85,240 used by the Company in investing activities in the same period of Fiscal 2000. These expenditures were mainly for manufacturing facility improvements and equipment purchases in Toronto, Canada. Financing activities including borrowing under existing credit line, new capital lease transactions and repayment of existing debt obligations used cash of $199,540 in the first six months ended November 30, 2000 as the net result of repayments on capital lease obligations and long-term debt of $254,236. This compares to cash used of $328,526 from financing activities in the same period ended November 30, 1999.

     The Company had a revolving line of credit that matured on November 30, 2000; however, the Company's management was successful in placing the credit line with a new lender willing to provide terms more favorable to the

Company, resulting in a more favorable revolving line of credit, revolving equipment term loan and lending rates. The line of credit has a maturity date of November 30, 2002; the equipment term loan has a five-year amortization. The amount available under the line of credit is based upon 80% of the eligible accounts receivable and 40% of eligible inventory to a max of $600,000, at the end of each reporting period. The revolving line of credit has a limit of $2.5 million. The revolving equipment term loan has a limit of $500,000. Both lines are secured with substantially all of the Company's assets, and will be repaid primarily out of the Company's receivable collections and other cash provided by operating activities. As of November 30, 2000 the Company was in compliance with all operating covenants required by its lender.

     The Company may require additional capital to finance current operations, enhance or expand its manufacturing capacity in accordance with future developments in its business strategy, or for additional working capital for inventory and accounts receivable. The Company may also seek additional funds through public or private debt or through bank borrowings. Management can provide no assurances that future financing will be available on terms acceptable to the Company or at all. Without such future financing, the Company's ability to finance its growth will be limited and its revenues and financial condition may be affected materially and adversely.

     The Company's total debt structure at November 30, 2000 is as follows:
                                                                                    Long-Term       Current Portion

     Revolving credit line at prime plus .25%, (9.75% at
         November 30, 2000), due November 30, 2002                               $                $    1,537,579
     Revolving Equipment term loan at COF plus 2.0%
         (9.16% at November 30, 2000), due November 30, 2005                          52,857               5,620
     Note payable at 12%, due April 2001                                                                  34,275
     Capital Lease obligations, one due January 2001, one due
         June 2002 and one due January 2005                                           38,890              27,905
     Note payable at 6%, due May 2005                                                 40,000              10,000
     Note payable at prime less .25% (9.25% at November 30, 2000)
         due May 1, 2010                                                             518,086              28,004
     Trade A/P converted to notes payable at 6%, due February 2001                                        37,890
                                                                                 -----------      --------------
     Total Bank and Term debt                                                        649,833           1,681,273
     Notes payable to related parties                                                259,917              50,721
                                                                                 -----------      --------------
     Total long and short term debt                                              $   909,750      $    1,731,994
                                                                                 ===========      ==============

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting on October 24, 2000 at its Wilsonville, Oregon facility. The following directors were elected at that meeting.

NAME

Kenneth L. Minton
Ron Torland
Doug Johnson
Craig Montgomery

Other items voted on at this meeting were the ratification of Moss-Adams, LLP as the independent accountants for the year ended May 31, 2001.

Item 6.   Exhibits and Reports on Form 8-K

     None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PML, INC.
                                        (Registrant)

Date:  January 15, 2001                 By:   /s/ Kenneth L. Minton
                                              -------------------------------
Kenneth L. Minton
                                        President and Chief Executive Officer