Form 10QSB
period 2001-02-28
PML INC
filed 2001-04-16
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001


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

As of February 28, 2001 there were 1,785,441 shares of Common Stock, $0.01 par value, outstanding and 211,551 Class B Common Shares, $0.01 par value, outstanding.

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

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                          For the Fiscal Quarter Ended
                                February 28, 2001

PML, INC.
CONSOLIDATED BALANCE SHEETS


                                                                           Unaudited            Audited

                                                                           February 28,         May 31,
Assets                                                                       2001                 2000
                                                                      -----------------    ----------------

Current Assets
  Cash                                                                $         80,858     $       298,382
  Trade accounts receivable, less allowance for doubtful                     1,903,209           1,871,058
    accounts of $63,221 and $50,482
  Inventories                                                                1,570,407           1,510,136
  Deferred income taxes                                                        312,673             316,000
  Prepaid expenses and other current assets                                     64,924              29,979
                                                                      -----------------    ----------------

     Total Current Assets                                                    3,932,071           4,025,555
                                                                      -----------------    ----------------

Property, plant and equipment - net                                          2,474,037           1,980,909
Intangible assets - net                                                         53,304              30,650
Other assets                                                                    37,300              33,296
                                                                      -----------------    ----------------

     Total Assets                                                     $      6,496,712     $     6,070,410
                                                                      =================    ================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                    $      1,487,764     $     1,196,487
  Accrued payroll and related                                                  438,941             416,461
  Other accrued liabilities                                                    300,430             350,212
  Bank line of credit                                                        1,779,926           1,597,618
  Current portion capital lease obligations                                     10,679              52,145
  Current portion of related parties debt                                       45,133              90,949
  Current portion of long term debt                                             77,672             291,218
                                                                      -----------------    ----------------

     Total Current Liabilities                                               4,140,545           3,995,090
                                                                      -----------------    ----------------

Capital lease obligations, less current portion                                 36,031                   0
Long term notes to related parties, less current portion                       257,135             237,266
Long term debt, less current portion                                           693,805             572,088
                                                                      -----------------    ----------------
     Total long term debt, less current portion                                986,971             809,354
                                                                      -----------------    ----------------

Deferred income taxes                                                          135,000             135,000
                                                                      -----------------    ----------------

Stockholders' Equity
  Preferred stock, $.01 par value; authorized 25,000 shares,
    no shares issued or outstanding                                                  -                   -
  Class A convertible preferred stock, stated and liquidation value $100 per share; authorized 7,500 shares, issued and
    outstanding 4,950 shares, including accreted dividends                     826,090             787,644
  Common stock, $.01 par value; authorized 2,500,000 shares,
    issued and outstanding 1,780,441 shares                                     17,854              17,854
  Class B common stock, $.01 par value; authorized 250,000 shares,
    issued and outstanding 211,551 shares.                                       2,116               2,116
  Class D common stock, $.01 par value, authorized 100 shares,
    no shares issued or outstanding.                                                 -                   -
  Additional paid in capital                                                   148,365             148,365
  Retained earnings                                                            239,771             174,987
                                                                      -----------------    ----------------
     Total Stockholders' Equity                                              1,234,196           1,130,966
                                                                      -----------------    ----------------
          Total Liabilities and Stockholders' Equity                  $      6,496,712     $     6,070,410
                                                                      =================    ================



The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                For The Three Months Ended       For The Nine Months Ended
                               February 28,    February 29,     February 28,    February 29,
                                   2001            2000             2001            2000
                               ------------    ------------     ------------    ------------

Net sales                      $ 3,269,684     $ 3,511,846      $ 9,781,676     $10,494,889

Cost of goods sold               1,984,829       2,163,033        5,998,049       6,453,895
                               ------------    ------------     ------------    ------------

     Gross profit                1,284,855       1,348,813        3,783,627       4,040,994

Operating expenses               1,108,277       1,111,677        3,384,774       3,455,110
                               ------------    ------------     ------------    ------------

Operating income                   176,578         237,136          398,853         585,884

Other expense
  Interest expense                  50,346          65,042          165,110         203,939
  Other                             57,339         (18,388)          63,953         (11,017)
                               ------------    ------------     ------------    ------------
     Total other expense           107,685          46,654          229,063         192,922
                               ------------    ------------     ------------    ------------

Income before income taxes          68,893         190,482          169,790         392,962

Income tax expense                  26,939          70,360           64,520         149,325
                               ------------    ------------     ------------    ------------

Net income                     $    41,954     $   120,122      $   105,270     $   243,637
                               ============    ============     ============    ============


Basic income per share         $      0.01     $      0.05      $      0.03     $      0.10
                               ============    ============     ============    ============

Diluted income per share       $      0.01     $      0.05      $      0.03     $      0.10
                               ============    ============     ============    ============


The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                         Class A                                  Class B
                                       Convertible            Common              Common                 (Accumulated
                                     Preferred Shares         Shares              Shares     Additional    Deficit)
                                     ----------------   ----------------   ---------------    Paid-in       Retained
                                     SHARES    AMOUNT   SHARES    AMOUNT   SHARES   AMOUNT    Capital      Earnings        Total
                                     ------  --------   ------    ------   ------   ------    -------    ------------      -----
Balance, May 31, 1998                4,950   $691,060  1,780,441 $17,804   211,551 $ 2,116   $ 146,540    $  93,093     $  950,613
  Preferred Stock dividends accreted           47,236                                                       (47,236)             -
  Net loss                                          -                                                      (213,601)      (213,601)
                                     -----   --------  --------- -------   ------- -------   ---------    ---------     ----------
Balance, May 31, 1999                4,950   $738,296  1,780,441 $17,804   211,551 $ 2,116   $ 146,540    $(167,744)    $  737,012
                                     =====   ========  ========= =======   ======= =======   =========    =========     ==========


Balance, May 31, 1999                4,950   $738,296  1,780,441 $17,804   211,551 $ 2,116   $ 146,540    $(167,744)    $  737,012
  Preferred Stock dividends accreted           49,348                                                       (49,348)             -
  Stock options exercised                                  5,000      50                         1,825                       1,875
  Net Income                                        -                                                       392,079        392,079
                                     -----   --------  --------- -------   ------- -------   ---------    ---------     ----------
Balance, May 31, 2000                4,950   $787,644  1,785,441 $17,854   211,551 $ 2,116   $ 148,365    $ 174,987     $1,130,966
                                     =====   ========  ========= =======   ======= =======   =========    =========     ==========


Balance, May 31, 2000                4,950   $787,644  1,785,441 $17,854   211,551 $ 2,116   $ 148,365    $ 174,987     $1,130,966
  Preferred Stock dividends accreted           40,486                                                       (40,486)             -
  Accreted dividends paid                      (2,040)                                                                      (2,040)
  Net Income                                        -                                                       105,270        105,270
                                     -----   --------  --------- -------   ------- -------   ---------    ---------     ----------
Balance, February 28, 2001           4,950   $826,090  1,785,441 $17,854   211,551 $ 2,116   $ 148,365    $ 239,771     $1,234,196
                                     =====   ========  ========= =======   ======= =======   =========    =========     ==========

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            For The Nine Months Ended
                                                           February 28,    February 29,
                                                              2001            2000
                                                           ----------      ----------
Cash Flows from Operating Activities
     Net  income                                           $ 105,270      $  243,637
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
         Depreciation and amortization                       277,979         266,841
         Gain on sale of equipment                            (8,809)              -
         Changes in
             Accounts receivable                             (40,959)         56,970
             Inventories                                     (60,272)        191,871
             Deferred income taxes                            (3,173)        141,166
             Other assets                                    (61,603)         61,542
             Accounts payable and accrued liabilities        276,726        (376,332)
                                                           ----------      ----------
               Total adjustments                             379,889         342,058
                                                           ----------     -----------
         Net cash from operating activities                  485,159         585,695

Cash Flows from Investing Activities
     Proceeds from sale of assets                             11,200               -
     Purchase of property, plant and equipment              (770,939)       (154,606)
                                                           ----------     -----------
         Net cash from investing activities                 (759,739)       (154,606)

Cash Flows from Financing Activities
     Net proceeds (repayments) on bank credit line           182,308        (122,730)
     Proceeds from issuance of capital lease obligations      54,696               -
     Repayment of capital lease obligations                  (60,131)        (52,944)
     Proceeds from issuance of long-term debt                157,473               -
     Repayment of long-term debt                            (275,250)       (255,986)
     Payments toward accreted dividends                       (2,040)              -
                                                           ----------     -----------
         Net cash from financing activities                   57,056        (431,660)
                                                           ----------     -----------
Net (decrease) Increase in cash                             (217,524)           (571)

Cash at beginning of period                                  298,382             571
                                                           ----------     -----------

Cash at end of period                                      $  80,858      $        -
                                                           ==========     ===========

Supplemental Disclosures
     Interest paid                                         $ 227,396      $  208,984
     Income tax paid                                           7,964           1,950
     Non Cash Items:
         Preferred stock dividends accreted                $  40,486      $   36,254


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of PML, Inc. and its wholly owned subsidiary, PML Microbiologicals, Inc. The Company produces and sells diagnostic microbiology products used by both clinical and industrial microbiologists throughout the United States and Canada. In addition, the Company produces a wide variety of products on a private label basis for medical diagnostics companies worldwide.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at February 28, 2001 and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended May 31, 2000, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three-month and nine-month periods ended February 28, 2001 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Net Earnings Per Share

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in computing its earnings per share. The effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.

                                                       Information Needed to Calculate Basic Earnings Per Share

                                                       For the Three Months Ended   For the Nine Months Ended
                                                       February 28, February 29,    February 28,  February 29,
                                                          2001         2000             2001         2000
                                                       ---------    ---------        ---------    ----------
Net income                                             $  41,954    $ 120,122        $ 105,271    $  243,637
Preferred stock dividends accreted                       (13,035)     (12,399)         (40,486)      (36,254)
                                                       ---------    ---------        ---------    ----------
Net income after accretion of dividends                $  28,919    $ 107,723        $  64,785    $  207,383
                                                       =========    =========        =========    ==========

Average number of common shares outstanding            1,785,441    1,780,441        1,785,441     1,780,441
Average number of Class B common stock outstanding       211,551      211,551          211,551       211,551
                                                       ----------   ---------        ---------    ----------

Average shares used in basic EPS calculation           1,996,992    1,991,992        1,996,992    1,991,992
                                                       =========    =========        =========    =========

Basic income per share                                 $    0.01    $    0.05        $    0.03    $    0.10
                                                       =========    =========        =========    =========

                                                       Information Needed to Calculate Diluted Earnings Per Share

                                                       For the Three Months Ended   For the Nine Months Ended
                                                       February 28, February 29,    February 28,  February 29,
                                                          2001         2000             2001         2000
                                                       ---------    ---------        ---------    ----------
Basic income                                           $  28,919    $ 107,723        $  64,785    $  207,383
Preferred stock dividends accreted *                           -            -                -             -
                                                       ---------    ---------        ---------    ----------
Net income after accretion of dividends                $  28,919    $ 107,723        $  64,785    $  207,383
                                                       =========    ==========       =========    ==========

Average number of common shares outstanding            1,785,441    1,780,441        1,785,441     1,780,441
Average number of Class B common stock outstanding       211,551      211,551          211,551       211,551
Effect of common stock equivalents                       221,300      211,960          206,544       102,104
Effect of preferred convertible stock *                        -            -               -              -
                                                       ---------    ---------        ---------    ----------

Average shares used in basic EPS calculation           2,218,292    2,018,114         2,203,536    2,026,017
                                                       =========    =========         =========   ==========

Diluted income per share                               $    0.01    $    0.05         $    0.03   $     0.10
                                                       =========    =========         =========   ==========

* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended February 28, 2001 and February 29, 2000, amounts excluded were $13,035 and $12,399 of accreted dividends respectively, 176,786 and 176,786 shares of preferred convertible stock respectively. For the nine months ended February 28, 2001 and February 29, 2000, amounts excluded were $40,486 and $36,254 of accreted dividends respectively, 176,786 and 176,786 shares preferred convertible stock respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions based on currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "plans," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to PML or its management are intended in part to help identify forward-looking statements. Although PML believes that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that will cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share and production capabilities and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other businesses that produce products similar to ours; our ability to obtain additional debt financing as needed and on acceptable terms; customer acceptance of new products; the regulatory environment in which we operate; and general trends in the local, regional and national economies of the United States and Canada. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

General

When comparing the financial information between the three and nine months ended February 28, 2001 and February 29, 2000, two items are apparent. First, a sales decline of approximately 6.8% has occurred in this fiscal year. Second, substantial investments have been made in upgrading equipment and facilities, which has had a negative impact on cash flow and working capital.

Sales for the first nine months of fiscal 2001 declined by $713,213 from the comparable period in Fiscal 2000. While this is a significant decline, the Company estimates approximately $200,000 of this decline resulted from unique one-time sales and the dropping of very low margin customers during Fiscal 2000, which was not expected to recur in fiscal 2001. Another $230,000 of this decline was due to a specialty-marketing niche whose customers temporarily left the market. These customers have partially resumed purchasing product and are expected to fully resume. Finally, another $78,000 of this decline is a direct result of the decline in the Canadian exchange rate, which is not an actual decrease in sales activity.

The Company has completed its extensive facility renovation and equipment upgrade projects, which started toward the end of Fiscal 2000. Over $770,000 of investment has been made this fiscal year alone with approximately $500,000 being provided from current year cash flow. This, along with the Company's continued pay down of previously incurred debt has caused cash availability to be tight and working capital to deteriorate. See "Liquidity and Capital Resources" below, for further discussion.

Accounting Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Actual results often will differ from such accounting estimates. In the three month period ended February 28, 2001, the Company, following an audit by the Canada Customs and Revenue Agency, found that its fiscal 1997 and 1998 GST returns included an overstatement of the input tax credits resulting in additional tax, interest and penalties due of $45,053 which have been reflected in the operations for the three month and nine month period ended February 28, 2001 and is reported in "Other expense" on the "Consolidated Statement of Operation".

Canadian Exchange

PML is incorporated in the United States but also has several significant operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the US dollar, it must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike many of its competitors, the Company manufactures both in the United States and Canada and ordinarily receives approximately 40% of its revenues from Canadian sales.

The exchange rates between the United States dollar and the Canadian dollar had been relatively consistent until early 1998. Starting in April 1998, the exchange rate began to decline and reached as low as $0.63 before stabilizing at about $0.67 in May 1999. Since early 2000, the exchange rate has continued to decline, and for the quarter ended February 28, 2001 and February 29, 2000, the "average" rate was $0.66 and $0.69 respectively. Most recently, at February 28, 2001 the exchange rate stood at $0.65, at or near its historical low.

The decline during the quarter ended February 28, 2001 resulted in a charge to earnings of $12,020 for the quarter. For the nine-month period ending February 28, 2001 and February 29, 2000, the average exchange rate was $.66 and $.68 respectively, and as reported above the rate at February 28, 2001, stood at $.65 resulting in a charge of $29,020.

After allowing for the negative effect of the decline in the Canadian exchange, the decline in sales for the nine month period as reported above would be improved by approximately $78,000. Since the Company's Canadian operations are such a significant part of the total operations, management expects that future fluctuations in the Canadian exchange rate will continue to have an impact on the consolidated financial results of the Company.

Results of Operations

Three Months Ended February 28, 2001 Compared to February 29, 2000

While sales declined between the two periods, as discussed in "General" above, cost of goods sold as a percentage of sales improved to 60.7% in the current period compared to 61.6% for the comparable period of fiscal 2000. The current cost of goods sold percentage of 60.7% reflects management's efforts to improve upon manufacturing techniques and efficiencies.

Operating expenses decreased by $3,400 over the same period of last year despite cost incurred this fiscal year for legal defense related items and ISO registration costs which have negatively affected this period's results. As a percent of sales, operating expenses increased to 33.9% compared to 31.7% for the comparable period of fiscal 2000. This higher expense percentage of sales is primarily attributable to the decline in sales discussed above under "General".

Other expenses increased $61,031 over the same period of last year. However, if adjusted for the negative effect as described in "Accounting Estimates" above, other expenses would have only increased by $15,978 primarily because of the decline in the Canadian exchange rate.


Nine Months Ended February 28, 2001 Compared to February 29, 2000

As discussed in "General" above, sales for this period declined approximately 6.8%; however, cost of goods sold as a percentage of sales declined to 61.3% in this current period compared to 61.5% for the comparable period of Fiscal 2000. Management is optimistic that the more dramatic decline in the cost of goods sold percentage incurred during the most recent three-month period discussed above, will continue into the future which will further improve upon this performance.

Despite the additional operating expenses incurred during the third quarter as discussed above, year-to-date operating expenses decreased by $70,336 over the same period of last year, demonstrating management's continued emphasis on controlling these expense. However, because of the reduction in sales during these same periods, operating costs as a percentage of sales increased to 34.6% compared to 32.9% for the same period of fiscal 2000.

Other expenses increased by $36,141 over the same period of last year. However, if adjusted for the negative effect as described in "Accounting Estimates" above, other expenses would have decreased by $8,912 primarily because of decreasing interest expense as a result of improved borrowing rates under our new credit facility.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                    Three Months Ended                   Nine Months Ended
                                     ------------------                   -----------------
                             February 28,      February 29,       February 28,      February 29,
                             ------------      ------------       ------------      ------------

                                   2001              2000             2001              2000
                                   ----              ----             ----              ----
Net Sales                         100.0%            100.0%           100.0%            100.0%
Cost of Goods Sold                 60.7              61.6             61.3              61.5
                                 ------            ------           ------            ------
Gross Profit                       39.3              38.4             38.7              38.5
Operating Expenses                 33.9              31.7             34.6              32.9
                                 ------            ------           ------            ------
Operating Income                    5.4               6.7              4.1               5.6
Other Expense                       3.3               1.3              2.3               1.8
                                 ------            ------           ------            ------
Income before income taxes          2.1               5.4              1.8               3.8
Income tax expense                  0.8               2.0              0.7               1.5
                                 ------            ------           ------            ------
Net Income                          1.3%              3.4%             1.1%              2.3%
                                 ======            ======           ======            ======

Liquidity and Capital Resources

As discussed in "General" above, the Company has completed an extensive facility and equipment upgrading program which, on a to year-to-date basis has culminated in over $770,000 being spent on these assets. Approximately $500,000 of these funds were obtained from current operations rather than outside borrowings. Consequently, this along with lower earnings for the same period, has put a strain on cash and has caused some of the Company's liquidity ratios to decline slightly.

At February 28, 2001, the Company had negative working capital of $208,474 compared with positive working capital of $30,465 at May 31, 2000. The ratio of current assets to current liabilities was 0.95 at February 28, 2001 compared to
1.01 at May 31, 2000. Quick liquidity (current assets less inventories to current liabilities) was 0.57 at February 28, 2001 and 0.63 at May 31, 2000. On the positive side the twelve-month average collection period for trade receivables was 52.9 days at February 28, 2001 compared with 53.7 days at May 31, 2000.

The Company has a revolving line of credit, which has a maturity date of November 30, 2002. The Company also has a revolving equipment term loan where each draw down converts to a five year amortized term loan. The amount available under the line of credit is limited to $2,500,000 based upon 80% of our eligible accounts receivable and 40% of eligible inventory not to exceed $600,000, at the end of each reporting period. The revolving equipment term loan has a limit of $500,000. Both lines are secured with substantially all of the Company's assets, and will be repaid primarily out of the Company's receivable collections and other funds from operations. As of February 28, 2001 the Company was in compliance with all operating covenants required by its lender.

Our total debt structure at February 28, 2001 is as follows:
                                                                     Long-Term   Current Portion
                                                                     ---------   ---------------
     Revolving credit line at prime plus .25%, (8.75% at
         February 28, 2001), due November 30, 2002                    $      -    $1,779,926
     Revolving Equipment term loan at COF plus 2.0%
         (9.16% at February 28, 2001), due November 30, 2005            50,453         5,620
     Revolving Equipment term loan at COF plus 2.0%
         (8.27% at February 28, 2001), due November 30, 2005            92,268         5,407
     Note payable at 12%, due April 2001                                     -        28,640
     Capital Lease obligations, one due June 2002 and one
        due January 2005                                                36,031        10,679
     Note payable at 6%, due May 2005                                   40,000        10,000
     Note payable at prime less .25% (8.25% at February 28, 2001)
         due May 1, 2010                                               511,084        28,005
                                                                      --------    ----------
     Total Bank and Term debt                                          729,836     1,868,277
                                                                      --------    ----------

     Notes payable to related parties                                  257,135        45,133
                                                                      --------    ----------
     Total long and short term debt                                   $986,971    $1,913,410
                                                                      ========    ==========

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company occasionally has been made a party to incidental suits or other legal actions arising in the ordinary course of its business. On September 14, 2000 a complaint was filed in North Carolina state court in a case styled Bayer Corporation v. VWR Scientific Products Corporation and PML Microbiologicals, Inc., alleging breaches of express and implied warranty and products liability claims. The suit seeks unspecified damages, and PML has tendered the claim to its products liability insurance carrier. Management does not believe the outcome of the case will have a material adverse effect upon PML's operating results or its financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on October 24, 2000 at its Wilsonville, Oregon facility. The following directors were elected at that meeting.

NAME

Ron Torland
Doug Johnson
Craig Montgomery
Kenneth L. Minton


Other items voted on at this meeting were the ratification of Moss-Adams, LLP as the independent accountants for the fiscal year ending May 31, 2001.


Item 6.   Exhibits and Reports on Form 8-K

     None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PML, INC.
                                   (Registrant)

Date:  April 13, 2001              By:   /s/ Kenneth L. Minton
                                         --------------------------------
                                         Kenneth L. Minton
                                         President and Chief Executive Officer