Form 10KSB
period 2001-05-31
PML INC
filed 2001-08-28
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-KSB




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 2001

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

                                 (503) 570-2500
                           (Issuer's telephone number)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes  X    No
                -----    -----

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     Yes  X    No
                         -----    -----

Revenues for the most recent fiscal year:  $13,259,853

The aggregate market value of voting Common Stock held by non-affiliates (based on the closing sales price on the NASD Electronic Bulletin Board) on May 31, 2001 was approximately $923,500.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes  X    No
                                                                 -----    -----

As of May 31, 2001, there were 1,789,441 shares of Class A Common Stock with $0.01 par value outstanding, 211,551 Class B Common Stock with $0.01 par value outstanding and 4,950 Preferred Class A Stock $100 per share outstanding.

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

Item 7.   Financial Statements and Supplementary Data                    12 & 17

Item 8.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       12

                                    Part III
                                     -------

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

                                    PML, INC.

                         2001 FORM 10-KSB ANNUAL REPORT

Forward Looking Statements
--------------------------

This report, including without limitations the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" as that term is defined in the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "plan," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to PML or its management, are intended in part to help identify forward-looking statements. Although PML believes that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that will cause our actual results to differ from our expectations as indicated in the forward-looking statements, and those deviations may be material and adverse. These risks and uncertainties include our ability to maintain or expand our market share and production capabilities and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other businesses that produce products similar to ours; our ability to obtain additional debt financing as needed and on acceptable terms; customer acceptance of new products; the outcome of pending litigation; the regulatory environment in which we operate; and general trends in the local, regional and national economies of the United States and Canada. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

                                     PART I

Item 1.  Description of Business

General
-------

PML Microbiologicals, Inc. is the sole operating subsidiary of PML, Inc. and consequently any reference herein to "PML" or "the Company" are used interchangeably. PML, which has been in business since 1969, markets to the clinical market (diagnosis of diseases in humans), to the industrial market (environmental and sterility testing), and to the original equipment manufacturers (OEM) market (private label clinical products). Typical customers for PML's clinical products include hospitals, clinics, and wholesalers that market to hospitals and clinics. Industrial customers include pharmaceutical companies, biotech research facilities, and food and water testing enterprises. The OEM market includes companies in the medical device industry.

In September 1991, the Company entered into a transaction with Monogenesis Corporation, in which it purchased a non-operating subsidiary of Monogenesis Corporation named Meda, Inc. This entity was subsequently renamed PML, Inc., which became the parent organization of Prepared Media Laboratory, Inc. and was later renamed PML Microbiologicals, Inc.

PML, Inc. shares have been listed on the NASD Over-the-Counter Electronic Bulletin Board since January 1993 under the symbol "PMLI".

Products
--------

The Company's product line consists of diagnostic products and supporting materials used by both clinical and industrial microbiologists. Clinical diagnostic products include, among other items, prepared culture media in Petri dishes, tubes and bottles for use in culturing and differentiating organisms from specimens; various kits, disks and strips for rapid identification of organisms; microdilution ("MIC") panels for determining the minimum inhibitory concentration of antibiotics which may be used against the cultured organisms; and various identification stains and reagents. The Company also offers a complete line of irradiated media used for environmental monitoring and sterility testing by the pharmaceutical, biotechnology and food and beverage industries. Supporting materials include inoculating loops for inoculating the specimen into culture media; transport media for keeping specimens viable until they are delivered to the laboratory; lyophilized quality control organisms; gas generating systems, for providing the proper gaseous environment for culturing organisms; swabs for collecting specimens; and various fixatives and preservatives.

The majority of the Company's products have a defined shelf life ranging from as little as a few weeks for media in Petri dishes to one year or more for products in test tubes or bottles. Most products require refrigeration to prevent premature deterioration and some products are stored and shipped frozen. Most products can be shipped by common carrier overnight without special protective packaging except for shipments to or through areas of extreme temperature. Some products, such as general laboratory reagents, contain hazardous chemicals and require special storage, packaging, and shipping. See "Regulatory Matters."

Marketing
---------

The Company markets its products primarily in the United States and Canada through its internal sales organization and through a growing network of major distributors. Customers include both clinical and industrial microbiology laboratories. Hospital and private medical laboratories, as well as doctor's offices and clinics make up most of our clinical market. The industrial market includes food and drug packagers, food and water testing labs, and pharmaceutical and biotechnology research firms. The OEM market includes companies manufacturing medical devices or industrial equipment requiring media based suppliers.

Based upon management's research and information derived from sources which management believes to be reliable, the clinical microbiology market exceeds $1 billion annually in the United States. The Company estimates the industrial market to be in excess of $100 million and growing. The prepared culture media segment of the clinical microbiology market is similarly estimated at over $200 million. The balance of this market consists of products such as viral identification kits, mainly for hepatitis and AIDS, bacteriology identification test kits, and automated microbiology systems.

Although prepared culture media represents only a modest portion of the total microbiology products market, these products are some of the most basic and essential tools used by microbiologists. Despite technological advances, conventional culture media are among the cheapest and most reliable methods for identification of microorganisms. Product differentiation between various suppliers of prepared culture media typically shows only minimal differences; price and service are generally the key variables, and culture media tends to be a very competitive market. The Company maintains a strong presence in this product line because of its overwhelming importance to microbiologists and the proven value of the Company's service philosophy in gaining and keeping customers. The Company's main marketing strategy is to acquire and/or develop newer technological products that can be sold in conjunction with conventional culture media. Marketing selected products at the national, regional and international level is another strategy the Company believes will be successful.

In addition, the Company has increased its focus on the industrial microbiology market and OEM market, which appear to be growing at a faster pace than the clinical market. In fiscal 2001, the Company's sales in the industrial segment continued to increase, and management is optimistic about further increases in fiscal 2002.

Distribution of Products
------------------------

The Company has distribution centers in or near the following metropolitan areas; Portland, Oregon; Providence, Rhode Island; Vancouver, British Columbia; and Toronto (Mississauga), Ontario to facilitate shipping and shelf life requirements. Each distribution center has temperature-controlled storage areas and a full inventory of routinely ordered products. Each distribution center receives the bulk of its inventory from the nearest PML production plant on a weekly basis with specialty products (those other than routine prepared culture media commercially available from most suppliers) and distributed products coming from the Wilsonville plant, a Portland, Oregon suburb. The Company typically ships a complete customer order within twenty-four to forty-eight hours of receipt after receiving the order. Depending on the size of the order, customer requirements and distance, shipments are made by local courier, international package delivery service (e.g. UPS, Federal Express) or an over the road common carrier.

Manufacturing
-------------

The majority of the Company's sales consist of products it manufactures; primarily prepared culture media in Petri dishes, tubes and bottles. The manufacturing process is essentially a mixing, filling and packaging operation. The culture medium itself is a blend of powdered nutrients, which typically include beef and soy byproducts; agar, a seaweed derivative used as a gelling agent; and other nutritional or diagnostic substances such as animal blood. For Petri dish products, the powdered nutrients are blended and rehydrated, with the resulting liquid sterilized in pressure vessels and aseptically dispensed into presterilized plastic Petri dishes. As the medium cools, it gels into a semi-solid state and then packaged for sale. Tubed and bottled media are prepared in a similar manner except these products are usually sterilized after they are dispensed.

With the exception of small batches, the Company produces most of its products on custom-designed semi-automated production equipment. For example, empty Petri dishes are loaded into a filling machine where automated dispensing pumps fill a measured amount of culture medium into each dish. The dish moves onto a refrigerated cooling conveyer where gelling occurs; it is then stacked and packaged. The finished products are stored in a quarantine area until quality control testing is complete and the batch is approved for distribution.

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

In addition to culture media, the Company produces a variety of ancillary products such as stains, reagents, microdilution MIC panels, animal blood products, and a variety of chemical solutions used by other production departments. The manufacturing process for certain PML ancillary products such as stains, reagents, and other chemical solutions generates a small amount (50 to 100 gallons per year) of hazardous materials, which consist primarily of organic solvents and heavy metal salts. The Company hires licensed hazardous waste disposal companies for the disposal of these materials at a nominal cost. See "Regulatory Matters."

Suppliers
---------

The Company's largest suppliers provide Petri dishes, blood, agar and plastic packaging material, which are available from a number of sources in the United States and Canada. Several manufacturers and distributors of glassware, chemicals and packaging materials are currently operating in the United States and Canada.

Competition
-----------

The Company operates in three distinct markets, clinical, industrial and OEM, with each containing different customers and competitive forces.

In the clinical market, the Company's primary customers are hospital and clinical laboratories. In the United States, most hospitals have become members of buying groups known as Group Purchasing Organizations (GPOs), which have negotiated single supplier contracts for prepared media from only one supplier. Under these agreements, the Company's principal competitor, Becton Dickinson Microbiology Systems (BDMS), a subsidiary of Becton Dickinson & Co., has obtained sole source supplier status to approximately 85% of the U.S. market. In the Canadian clinical market, normal nonrestrictive competitive conditions exist, and the Company has historically outperformed all of its competitors and has continually increased its market share.

In the industrial market, the key competitive factors are product features, quality and service. Only one other significant competitor competes in this market and management believes the Company competes favorably against this supplier.

In the OEM market, the Company is one of very few companies supplying media-based products. Product quality and customer responsiveness are the primary factors for success in this market. Management has been successful in expanding this market against its competitors.

Research and Development
------------------------

The Company does a small amount of pure research and development ("R & D"). The principal purposes of its current R & D activities are to improve its products (e.g., testing additional ingredients and formulas or enhancing certain performance characteristics), to evaluate products being considered for addition to the Company's product line, and to develop new products for addition to its line. Multiple departments within the Company and independent research scientists retained by the Company presently perform R & D functions.

Patents and Licenses
--------------------

The Company owns a number of patents, trademarks and licenses, but no individual patent, trademark, or license is material or critical to the Company or any particular product line.

Employees
---------

On May 31, 2001 and 2000, the Company had approximately 155 full time employees. Minor increases and decreases to the number of employees occurs in the ordinary course throughout the year as manufacturing demand changes. The Company's employees are located throughout North America with the heaviest concentrations in Wilsonville, Oregon (a suburb of Portland, Oregon), and Mississauga, Ontario (a suburb of Toronto, Ontario), Canada.

The Company's employees are not covered by a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.

Regulatory Matters
------------------

As a manufacturer of medical devices, the Company is subject to certain regulations of the U.S. Food and Drug Administration (FDA) and Canada's Health Protection Branch (HPB). These regulations require that these government agencies inspect the Company's products, facilities, and manufacturing processes. The Company's facilities, processes and products have received all of the required approvals management believes are required, and the Company believes that it is in compliance with all relevant FDA and HPB requirements.

In addition, the Company is subject to other federal, state and local regulatory requirements relating to environmental concerns, waste management, hazardous materials shipping, and health and safety matters. Some risk of liability related to these matters exists in the Company's business; principally the disposal of small quantities of by-product of the Company's manufacturing processes. Management believes that the Company's business is operated in compliance with applicable laws and regulations.

In fiscal 2001, the Company made a commitment to become certified under one of the International Standardization Organization (ISO) 9000 Series Standards. The Company committed to adopting the ISO 9001 standard "Quality System", the most comprehensive standard of the ISO series, intended for companies that design and manufacture their own products. The Company's Wilsonville, Oregon facility achieved ISO 9001 and ISO 13485 (relating to Canadian medical device standards) certification in April 2001. The Company's goal is to have all facilities ISO certified by December 2001.

Effective January 2003, Canada will replace its existing Medical Devices Regulations introduced in 1975 with a new mandatory quality standard, ISO 13485. As mentioned above, the Company's goal is to be completely ISO certified by December 2001. The ISO 9001 and 13485 certificate will be used to demonstrate compliance with the quality system requirements of Canada.

Liability Insurance
-------------------

The Company maintains liability insurance in the amount of $2 million dollars, with an additional $10 million dollar umbrella policy. Based on the essentially confirmatory nature of the majority of the Company's diagnostic products, management believes that the Company is not subject to material product liability risk with its present product line. To date, the Company has never paid a product liability claim.

Item 2.  Description of Properties

The Company owns its Mississauga, Ontario facility and currently operates from three other leased locations, one in Wilsonville, Oregon, one in Providence, Rhode Island and one in Richmond, British Columbia. The Company does not expect any substantial difficulty in extending its leases as they come due. Each facility has extensive leasehold improvements and equipment. The following chart summarizes the Company's facilities.

                               Approximate         Approximate
                              Square Footage      Square Footage          Lease
           Location           Manufacturing    Admin & Distribution   Expiration
           --------           -------------    --------------------   ----------
OWNED:
  Mississauga, Ontario          16,000              3,000                    N/A

LEASED:
  Wilsonville, Oregon            9,000             34,000              June 2004
  Providence, Rhode Island              -          12,000            April, 2004
  Richmond, British Columbia            -           5,100             June, 2002

The Wilsonville facility houses all corporate administrative functions, a manufacturing unit, and a distribution center. The manufacturing production unit supplies conventional culture media to the western United States and Canadian regions and provides specialty products to all other locations. Equipment for the production of PML's PHASE2(R) blood culture system, DUOTEK(R) sterility testing system, MIC panels, and dehydrated media are also located in Wilsonville.

The Mississauga manufacturing plant produces mostly high volume culture media for eastern Canada and for the eastern United States, and provides much of the Company's industrial contact plate product line and assembly of parasitology kits on a contract basis for various Canadian accounts.

Item 3.  Legal Proceedings

The Company occasionally has been made a party to incidental suits or other legal actions arising in the ordinary course of its business. Additionally, on September 14, 2000 a complaint was filed in North Carolina state court in a case styled Bayer Corporation v. VWR Scientific Products Corporation and PML Microbiologicals, Inc., alleging breaches of express and implied warranty and products liability claims. The suit seeks unspecified damages, and PML has tendered the claim to its products liability insurance carrier. While management does not believe the outcome of the case will have a material adverse effect upon PML's operating results or its financial condition, plaintiff has asserted damage ranges that substantially exceed applicable insurance coverage.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter ended May 31, 2001

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Class A Common Stock commenced trading on the NASD Electronic Bulletin Board system in January of 1993 under the symbol "MDAN." Effective March of 1997, the Company changed the symbol to "PMLI." The following table sets forth the high and low closing bid prices for the last two years as reported by PinkSheets LLC, (formerly The National Quotation Bureau).

         For the Quarterly                   High             Low
         Period Ended                      Bid Price       Bid Price

         May, 2001                        $1.39000          $1.07000
         February, 2001                   $1.25000          $1.25000
         November, 2000                   $2.12500          $1.25000
         August, 2000                     $1.37500          $0.75000
         May, 2000                        $1.43750          $0.75000
         February, 2000                   $1.75000          $0.51000
         November, 1999                   $1.03125          $0.15625
         August, 1999                     $0.53125          $0.25000

The Company has not paid any cash dividends on the Class A Common Stock in the past and anticipates that, for the foreseeable future, it will retain all earnings for use in its business. The Company's loan agreement does not allow the Company to declare or pay cash dividends without the consent of its lender. The Class A convertible preferred shares have a provision that calls for the accretion of dividends annually at a rate of prime plus 1.5%. As of May 31, 2001, accreted dividends totaled $336,740. See Note 8 of Notes to Consolidated Financial Statements. Approximately 1,076 record holders of the Class A Common Stock existed as of May 31, 2001.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Canadian Exchange
-----------------

PML, Inc. is incorporated in the United States but also has several significant operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the U.S. dollar, the Company must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike many of its competitors, the Company manufactures both in the United States and Canada and ordinarily receives approximately 40% of its revenues from Canadian sales.

The exchange rates between the United States dollar and the Canadian dollar had been relatively consistent until early 1998. However, beginning in April 1998, the exchange rate began to decline and reached as low as $0.63 before stabilizing at about $0.67 in May 1999. Beginning in early 2000, the exchange rate began a continuous decline, and for the quarter ended May 31, 2001 and May 31, 2000, the average rate was $0.65 and $0.68 respectively. Most recently, at May 31, 2001 the exchange rate stood at $0.65, near its historical low.

The decline in exchange rates during the quarter ended May 31, 2001 resulted in a charge to earnings of $1,462 for the quarter. For the twelve months ending May 31, 2001 and May 31, 2000, the average exchange rate was $0.66 and $0.68 respectively, and as reported above the rate at May 31, 2001, stood at $0.65, resulting in a charge of $30,481 to fiscal 2001, $13,804 over fiscal 2000.

Accounting Estimates
--------------------

The preparation of the Company's financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Actual results often will differ from those estimates. In the fiscal year ended May 31, 2001, the Company, following an audit by the Canada Customs and Revenue Agency, found that its fiscal 1997 and 1998 GST returns included an overstatement of the input tax credits resulting in additional tax, interest and penalties due of $45,053.

Results of Operations
---------------------

General

When comparing the financial information between the twelve months ended May 31, 2001 and May 31, 2000, two items are apparent. First, a sales decline of approximately 5.3% has occurred in the current fiscal year. Second, substantial investments where made in upgrading equipment and facilities, which has had a negative impact on cash flow and working capital.

Sales for the twelve months of fiscal 2001 declined $742,085 from the comparable period in Fiscal 2000. While this is a significant decline, the Company estimates approximately $200,000 of this decline resulted from unique one-time sales and the dropping of very low margin customers during Fiscal 2001, and are not expected to recur in fiscal 2002. Another $250,000 of this decline was due to a specialty-marketing niche whose customers temporarily left the market. These customers have partially resumed purchasing product and are expected to fully resume. Finally, another $148,000 of this decline is a direct result of the decline in the Canadian exchange rate, which is not an actual decrease in sales activity.

The Company has completed its extensive facility renovation and equipment upgrade projects, which started toward the end of Fiscal 2000. In fiscal 2001, the Company invested over $770,000 in these projects with approximately $500,000 provided from current year cash flow. This, along with the Company's continued pay down of previously incurred debt, has caused cash availability to be tight and working capital to deteriorate. See "Liquidity and Capital Resources" below for further discussion.

Three Months Ended May 31, 2001 Compared to May 31, 2000

The three months ended May 30, 2001 showed approximately a 7% increase in sales over the three previous quarters of fiscal 2001. This increased sales level is only $ 28,872 down from the same period of fiscal 2000.

Cost of goods sold continued to improve during fiscal 2001 with the fourth quarter realizing a 59.7% rate compared to a 60.5% rate for the fourth quarter of fiscal 2000. This improvement in cost of goods sold reflects management's continuing efforts in controlling these costs.

While operating expenses for the three months ended May 31, 2001 showed a slight increase of $9,123 over operating expenses for the same period of fiscal 2000, the Company recorded approximately $84,000 of costs during this period associated with the defense and settlement of a legal action brought against the Company. Management's continued emphasis on reducing operating costs allowed only a minor increase in cost despite the recording of these onetime expenses.

Other expenses remained virtually the same, with no measurable increase or decrease in costs for the two comparable periods.

Fiscal Year May 31, 2001 Compared to Fiscal Year May 31, 2000

As discussed in "General" above, sales for this period declined approximately 5.3%; however, cost of goods sold as a percentage of sales improved to 60.9% in this current period compared to 61.2% for the comparable period of Fiscal 2000. Management is optimistic that the more dramatic decline in the cost of goods sold percentage incurred during the most recent three-month period discussed above, will continue into the future which will further improve upon this performance.

Operating expenses decreased by $61,227 from the same period of fiscal 2000. This is especially significant because the operating expenses during fiscal 2001 contained approximately $158,000 in legal defense related items and ISO registration costs which significantly affected this period's operating expenses.

Other expenses increased by $36,297 over the same period of fiscal 2000. However, if adjusted for the negative effect as described in "Canadian Exchange Rates" and "Accounting Estimates" above, other expenses would have decreased by $22,560 primarily because of decreasing interest expense as a result of improved borrowing rates under our new credit facility.

The following table presents the percentage relationship between certain items in the Company's Consolidated Statements of Operations and Net Sales for the periods indicated.

                                      Three Months Ended        Year Ended
                                            May 31,               May 31,
                                            -------               -------
                                        2001      2000         2001       2000
                                        ----      ----         ----       ----

         Net Sales                     100.0%     100.0%     100.0%      100.0%
         Cost of Goods Sold             59.7       60.5       60.9        61.2
                                      ------     ------     ------      ------
         Gross Profit                   40.3       39.5       39.1        38.8
         Operating Expense              33.3       32.8       34.3        32.9
                                      ------     ------     ------      ------
         Operating Income                7.0        6.7        4.8         5.9
         Other expense                   1.6        1.6        2.1         1.8
                                      ------     ------     ------      ------
         Income before income taxes      5.4        5.1        2.7         4.1
         Income tax expense (benefit)    3.0       .9          1.2         1.3
                                      ------   ------       ------      ------
         Net income                      2.4%       4.2%       1.5%        2.8%
                                      ======     ======     ======      ======

Liquidity and Capital Resources
-------------------------------

As discussed in "General" above, the Company made material investments in facilities, facility improvements and manufacturing equipment. Of these improvements, approximately $500,000 utilized existing cash generated from operations. In addition, approximately $400,000 of cash was utilized to pay down debt. This consumption of approximately $900,000 in cash has had a negative impact on the financial ratios of the Company for the fiscal year ended May 31, 2001.

The ratio of current assets to current liabilities is 0.95 at May 31, 2001 compared to 1.01 at May 31, 2000. Quick liquidity (current assets less inventories to current liabilities) is 0.55 at May 31, 2001 and 0.63 at May 31, 2000. At May 31, 2001, the Company had working capital of ($175,166) compared with working capital of $30,465 at May 31, 2000. Trade receivables at May 31, 2001 had a 53 days average collection period compared to 54 days at May 31, 2000.

The Company has financed its operations over the years principally through funds generated from operations and bank loans. Net cash provided by operating activities was $504,011 in fiscal 2001 compared to net cash provided by operating activities of $1,175,834 in fiscal 2000. Net cash used in investing activities was

$832,360 in fiscal 2001 compared with $886,244 used in fiscal 2000. The expenditures in fiscal 2001 were mainly for manufacturing facility improvements and equipment purchases in Toronto, Canada and replacement of aging equipment at our Wilsonville, Oregon manufacturing facility. Cash from financing activities, including net borrowing under our existing credit line of $223,012, new capital lease obligations of $54,696, increases of $157,473 in long-term debt and repayments of existing debt obligations of $394,779 and payments toward accreted dividends of $8,161 resulted in net cash provided of $34,242. This compares to cash provided of $8,221 from financing activities in fiscal 2000, primarily from increases in long-term debt.

The Company has a revolving line of credit and a revolving equipment term loan. The line of credit has a maturity date of November 30, 2002; each drawdown against the equipment term loan has a five-year amortization. The amount available under the line of credit is limited to $2,500,000 based upon 80% of our eligible accounts receivable and 40% of eligible inventory not to exceed $600,000, at the end of each reporting period. The revolving equipment term loan has a limit of $500,000. Both lines are secured with substantially all of the Company's assets, and will be repaid primarily out of the Company's receivable collections and other funds from operations. As of May 31, 2001 the Company was in compliance with all operating covenants required by its lender.

The Company may require additional capital to finance current operations, enhance or expand its manufacturing capacity in accordance with future developments in its business strategy, or for additional working capital for inventory and accounts receivable. The Company may also seek additional funds through public or private debt or through bank borrowings.

Our total debt structure at May 31, 2001 is as follows:

                                                                     Long-Term      Current Portion
                                                                    -----------        ----------
     Revolving credit line at prime plus .25%, (7.25% at
         May 31, 2001), due November 30, 2002                       $         -        $1,820,631
     Revolving Equipment term loan at COF plus 2.0%
         (9.16% at May 31, 2001), due November 30, 2005                  43,557            10,103
     Revolving Equipment term loan at COF plus 2.0%
         (7.25% at May 31, 2001), due November 30, 2005                  76,429            17,138
     Capital Lease obligations, one due June 2002 and one
          due January 2005                                               30,867            12,886
     Note payable at 6%, due May 2005                                    30,000            10,000
     Note payable at prime less .25% (6.75% at May 31, 2001)
         due May 1, 2010                                                504,082            28,005
                                                                    -----------        ----------
     Total Bank and Term debt                                           684,935        $1,898,763
                                                                    -----------        ----------
     Notes payable to related parties                                   205,050            92,941
                                                                    -----------        ----------
     Total long and short term debt                                 $   889,985        $1,991,704
                                                                    ===========        ==========

     COF = Bank Cost of Funds

Item 7.  Financial Statements and Supplementary Data

The information required by this item starts on page 19 of this report.

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

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Personnel;
Compliance with Section   16(a) of the Exchange Act

Directors and Executive Officers of the Company
-----------------------------------------------

The directors and executive officers of the Company at May 31, 2001 are as follows:
                                                                  Term as
                Name                  Position                Director Expires
                ----                  --------                ----------------

         A. Ron Torland         Chairman of the Board               2001
                                Secretary, Treasurer

         Kenneth L. Minton      President and
                                Chief Executive Officer
                                Director                            2001

         Douglas C. Johnson     Director                            2001

         Craig S. Montgomery    Director                            2001


A. Ron Torland, age 54, has been employed by the Company or its predecessor since 1970. He became Chairman of the Board in 1988, was Chief Executive Officer from 1988 to 1996, and was President from 1982 to 1988. He was Treasurer from 1972 to 1996 and a member of the Board of Directors since the Company was incorporated in 1972. Mr. Torland holds a B.S. degree in business administration and served in the U.S. Army from 1968 to 1970.

Kenneth L. Minton, age 51, was hired as the Company's President and Chief Executive Officer in April, 1996, and was elected to the Board of Directors in November, 1997. Prior to joining PML, he was President and Chief Operating Officer of Hind, Inc., a manufacturer and distributor of high end sports apparel from 1993 to 1996, and Vice President of Microwave Applications Group, an electronics manufacturer, from 1985 to 1993. Prior to 1985, Mr. Minton had extensive experience in operations, finance, sales and marketing in several industries. Mr. Minton holds a B.S. degree in Business Administration.

Douglas C. Johnson, age 45, has been a director of the Company since March 1996. He holds a B.A. degree in Music from Fort Wright College in Spokane, Washington, and a Masters Degree from the University of Southern California in Los Angeles. He has been a professional opera singer for 13 years and returned to the U.S. four years ago after nine years in Europe.

Craig S. Montgomery, Ph.D., 47 has been a director of the Company since March 1996. He is a licensed clinical psychologist. From 1983 to 1991, he was Program Director of New Day Center, Portland, Oregon, a residential and outpatient facility for chemical dependency treatment. From 1991 to 1993, he was Clinical Supervisor of both the New Day Center and the Dual Diagnosis program at Portland Adventist Hospital and Caremark Behavioral Health Services. He is now in private practice. Dr. Montgomery holds a Masters Degree from Pepperdine University and a Ph.D. from the California School of Professional Psychology in San Diego, California.

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

Family Relationships
--------------------

Mr. Torland and Dr. Montgomery are stepbrothers. Mr. Johnson is Dr. Montgomery's and Mr. Torland's brother-in-law.

Beneficial Ownership Reporting Compliance
-----------------------------------------

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, the Company believes that those persons who, at various times during that fiscal year, were directors, officers, or beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act filed on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year and prior fiscal years.

Item 10.  Executive Compensation

The information required in response to Item 10 shall appear in our definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with PML's 2001 Annual Meeting, and it shall be incorporated herein by reference when filed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the ownership of issued and outstanding shares of the Company as of the date hereof by each director, executive officer, and person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities as of July 31, 2001.

                                                        Amount and
                        Name and Address                Nature of     Percent
 Title of               of Beneficial                   Beneficial    of Class
 Class                  Owner                           Ownership
 ---------------------  ------------------------------  ----------  -----------

 Class A Common Shares  A. Ron Torland                  183,381 (a)       10.3%
                        10595 SW Kiowa Street
                        Tualatin, OR  97062

 Class A Common Shares  Julian G. Torland               144,705 (e)(f)     8.1%
                        11100 SW North Dakota Street
                        Tigard, OR  97223

 Class A Common Shares  Douglas C. & Joanne E. Johnson  266,832  (b)      14.9%
                        21860 SW 103rd Ct.
                        Tualatin, OR  97062

 Class A Common Shares  Craig S. Montgomery             167,243  (c)      9.4%
                        12600 SE Rachella Court
                        Boring, OR  97009

 Class A Common Shares  Marcia & Stan Drake             121,243           6.8%

                        28890 S. Beavercreek Rd.
                        Mulino, OR  97042

 Class A Common Shares  Mary Lou Ham                    167,243  (d)      9.4%
                        1051 Windsong Lane
                        Moscow, ID  83843

 Class B
 Common Shares          A. Ron Torland                  142,902          67.5%
                        10595 SW Kiowa Street
                        Tualatin, OR  97062

 Class B
 Common Shares          Julian G. Torland                68,649          32.5%
                        11100 SW North Dakota Street
                        Tigard, OR  97223

 Class A Convertible
 Preferred Shares       Arthur N. and Bessie M. Torland   2,750          55.6%
                        10755 SW Lucas Dr.
                        Tualatin, OR  97062


 Class A Convertible
 Preferred Shares       Julian G. Torland                   700          14.1%
                        11100 SW North Dakota Street
                        Tigard, OR  97223

 Class A Convertible
 Preferred Shares       Douglas C. & Joanne E. Johnson    1,500          30.3%
                        21860 SW 103rd CT.
                        Tualatin, OR  97062


--------------------------------------------------------------------------------


(a) Includes 1,000 shares owned by Janice Torland, Ron Torland's wife. Also includes 23,500 shares owned by Kris Torland, Ron Torland's daughter. Ron Torland disclaims any beneficial interest in these shares.
(b) Includes 96,743 shares owned by Joanne Johnson, Doug Johnson's wife. Includes 70,500 shares owned by the Johnson children.
(c)  Includes 70,500 shares owned by the Montgomery children.
(d) Includes 70,500 shares owned by the three Ham children. However, two of the Ham children are adults who own 47,000 and Mary Lou Ham disclaims any beneficial interest in these shares.
(e) In June 1998 Mr. Torland gifted 54,625 Common shares to his children and 15,000 Common shares to his wife, and Julian G. Torland disclaims any beneficial interest in these shares.
(f)  Includes 15,000 shares owned by Mary H Torland, Julian Torland's wife.

The directors and officers of the Company, as a group, own 355,213 common shares, representing 19.9% of that class, and 142,902 shares of Class B Common shares, representing 67.5% of that class, and 1,500 shares of Class A Convertible Preferred, representing 30.3% of that class.

There are no arrangements, which may result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

The Company currently leases equipment from Arthur & Bessie Torland, Julian Torland, and Ron Torland, some of whom hold more than ten percent of certain classes of voting securities of the Company under two operating leases. Total rental expense incurred under these two operating leases was approximately $78,000 in both fiscal 2001 and 2000. (See Note 11 on Notes to Consolidated Financial Statements)

There are no other transactions, or series of similar transactions, involving amounts in excess of $60,000


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Exhibits
-------------

Exhibit   Description
-------   -----------

23        Consent of independent accountants


Reports on Form 8-K
-------------------

          None

Upon written request to the corporate secretary, the Company will deliver or cause to be delivered to the requesting person a copy of the registrant's proxy statement for the annual meeting of shareholders to be held on October 23, 2001, which proxy statement contains information required by part III of form 10-KSB. Requests should be directed to A. Ron Torland, Corporate Secretary, PML Inc., 27120 SW 95th Ave, Wilsonville, Oregon, 97070. Interested persons also may obtain copies through the Securities and Exchange Commission's Electronic Data Retrieval database via the Internet at http://www.sec.gov.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Wilsonville, State of Oregon, on August 24, 2001.

                               PML, INC.

                               By: /s/ Kenneth L. Minton
                                  ------------------------
                                    Kenneth L. Minton, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on August 18, 2000, on behalf of the Company and in the capacities indicated.

Signatures                                           Title

/s/ Kenneth L. Minton          President and Chief Executive Officer
----------------------         (Principal Executive and Accounting Officer),
Kenneth L. Minton              Director

/s/A. Ron Torland              Chairman of the Board, Secretary
----------------------         Treasurer
A. Ron Torland

/s/Doug C. Johnson             Director
----------------------
Doug C. Johnson

/s/Craig S. Montgomery         Director
----------------------
Craig S. Montgomery

                                    PML, INC.


                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS


                              MAY 31, 2001 AND 2000

CONTENTS
--------------------------------------------------------------------------------



                                                                     Page
                                                                     ----

INDEPENDENT AUDITOR'S REPORT                                          19


CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated balance sheets                                       20
    Consolidated statements of income                                 21
    Consolidated statement of changes in stockholders' equity         22
    Consolidated statements of cash flows                             23
    Notes to financial statements                                   24 - 38

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
PML, Inc.


We have audited the accompanying balance sheet of PML, Inc. as of May 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PML, Inc. as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Moss Adams LLP
------------------
MOSS ADAMS LLP


Beaverton, Oregon
July 24, 2001

                                                                       PML, INC.
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                              May 31,
                                                                                -------------------------------------
                                                                                      2001                2000
                                                                                -----------------    ----------------
                                   ASSETS

CURRENT ASSETS
     Cash                                                                                $ 4,275           $ 298,382
     Trade accounts receivable, net                                                    1,875,892           1,871,058
     Inventories                                                                       1,599,368           1,510,136
     Prepaid expenses and other                                                           64,363              29,979
     Deferred income tax asset                                                           220,000             316,000
                                                                                -----------------    ----------------

              Total current assets                                                     3,763,898           4,025,555
                                                                                -----------------    ----------------

PROPERTY, PLANT, AND EQUIPMENT, net                                                    2,456,818           1,980,909

INTANGIBLE ASSETS, net                                                                    38,721              30,650

OTHER ASSETS                                                                              52,788              33,296
                                                                                -----------------    ----------------

                                                                                     $ 6,312,225         $ 6,070,410
                                                                                =================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank line of credit                                                             $ 1,820,631         $ 1,597,618
     Accounts payable                                                                  1,332,323           1,196,487
     Accrued salaries and wages                                                          207,874             416,461
     Other accrued liabilities                                                           407,163             350,212
     Current portion  of capital lease obligations                                        12,886              52,145
     Current portion of long-term debt - related parties                                  92,941              90,949
     Current portion of long-term debt                                                    65,246             291,218
                                                                                -----------------    ----------------

              Total current liabilities                                                3,939,064           3,995,090
                                                                                -----------------    ----------------

CAPITAL LEASE OBLIGATIONS, less current portion                                           30,867                   -
                                                                                -----------------    ----------------

LONG TERM DEBT, related parties less current portion                                     205,050             237,266
                                                                                -----------------    ----------------

LONG TERM DEBT, less current portion                                                     654,068             572,088
                                                                                -----------------    ----------------

DEFERRED INCOME TAX LIABILITY                                                            159,000             135,000
                                                                                -----------------    ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 per share; 25,000 shares authorized;
        no shares issued or outstanding                                                        -                   -
     Class A convertible preferred stock, stated and liquidation value $100 per share; 7,500 shares authorized; 4,950 shares
        issued and outstanding, including accreted dividends                             831,740             787,644
     Common stock, $.01 par value; 2,500,000 shares authorized;
        1,789,441 shares issued and outstanding                                           17,894              17,854
     Class B common stock, $.01 par value; 250,000 shares
        authorized; 211,551 shares issued and outstanding                                  2,116               2,116
     Class D common stock, $.01 par value; 100 shares authorized;
        no shares issued or outstanding                                                        -                   -
     Additional paid-in-capital                                                          150,325             148,365
     Retained earnings                                                                   322,101             174,987
                                                                                -----------------    ----------------

                                                                                       1,324,176           1,130,966
                                                                                -----------------    ----------------

                                                                                     $ 6,312,225         $ 6,070,410
                                                                                =================    ================



                                       20
See accompanying notes.
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------





                                            Year ended May 31,
                               ---------------------------------------------
                                       2001                     2000
                               ----------------------    -------------------

NET SALES                               $ 13,259,853           $ 14,001,938

COST OF GOODS SOLD                         8,074,319              8,575,632
                               ----------------------    -------------------

GROSS PROFIT                               5,185,534              5,426,306

OPERATING EXPENSES                         4,542,779              4,604,006
                               ----------------------    -------------------

OPERATING INCOME                             642,755                822,300

OTHER EXPENSE
     Interest expense                        218,211                265,702
     Miscellaneous                            67,134                (16,654)
                               ----------------------    -------------------

                                             285,345                249,048
                               ----------------------    -------------------

NET INCOME  BEFORE INCOME
     TAX PROVISION                           357,410                573,252

INCOME TAX EXPENSE                           158,040                181,173
                               ----------------------    -------------------

NET INCOME                                 $ 199,370              $ 392,079
                               ======================    ===================


NET INCOME PER COMMON SHARE
     Basic                                    $ 0.07                 $ 0.17
                               ======================    ===================
     Diluted                                  $ 0.07                 $ 0.16
                               ======================    ===================





                                       21
See accompanying notes.
--------------------------------------------------------------------------------

                                                                       PML, INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                              Class A                                 Class B     Additional  Retained
                                            Convertible            Common             Common        Paid-in   Earnings
                                          Preferred Shares         Shares             Shares        Capital   (Deficit)    Total
                                          ----------------  ------------------  ----------------  ---------  ---------- -----------
BALANCE, MAY 31, 1999                     4,950  $738,296   1,780,441 $17,804   211,551  $2,116   $146,540   $(167,744) $  737,012

 Preferred stock dividends accreted           -    49,348           -       -         -       -          -     (49,348)          -
 Common stock issued                          -         -       5,000      50         -       -      1,825           -       1,875
 Net income                                   -         -           -       -         -       -          -     392,079     392,079
                                          ------ ---------  --------- --------  -------- -------  ---------  ---------- -----------

BALANCE, MAY 31, 2000                     4,950   787,644   1,785,441  17,854   211,551   2,116    148,365     174,987   1,130,966
                                          ------ ---------  --------- --------  -------- -------  ---------  ---------- -----------

 Preferred stock dividends accreted                52,256                                                      (52,256)          -
 Preferred stock dividends accreted - paid         (8,160)                                                                  (8,160)
 Common stock issued                                            4,000      40                        1,960                   2,000
 Net income                                                                                                    199,370     199,370
                                          ------ ---------  --------- --------  -------- -------  ---------  ---------- -----------

BALANCE, MAY 31, 2001                     4,950  $831,740   1,789,441 $17,894   211,551  $2,116   $150,325    $322,101  $1,324,176
                                          ====== =========  ========= ========  ======== =======  =========  ========== ===========


















                                       22
See accompanying notes.
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       Year ended May 31,
                                                             --------------------------------------
                                                                   2001                 2000
                                                             -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $ 199,370            $ 392,079
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                 365,259              355,376
        Deferred income taxes                                         120,000              164,000
        Gain on disposition of assets                                  (8,808)                   -
     Changes in:
        Accounts receivable                                            (4,834)             235,152
        Inventories                                                   (89,232)             160,323
        Prepaid expenses and other assets                             (61,944)             116,168
        Accounts payable and accrued liabilities                      (15,800)            (247,264)
                                                             -----------------    -----------------

              Net cash provided by operating activities               504,011            1,175,834
                                                             -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets                                      17,450                    -
     Purchase of property, plant and equipment                       (849,810)            (886,244)
                                                             -----------------    -----------------

              Net cash (used in) investing activities                (832,360)            (886,244)
                                                             -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (payments)/borrowings on line of credit                      223,012             (116,832)
     Principal (payments) on notes payable - related parties          (30,224)             (56,212)
     Proceeds from issuance of capital lease obligations               54,696                    -
     Principal (payments) on capital lease obligations                (63,088)             (70,153)
     Proceeds from long-term borrowings                               157,473              560,093
     Principal (payments) on long-term debt                          (301,467)            (310,550)
     Payments on accreted dividends                                    (8,160)                   -
     Proceeds from issuance of common stock                             2,000                1,875
                                                             -----------------    -----------------

              Net cash provided by financing activities                34,242                8,221
                                                             -----------------    -----------------

NET INCREASE (DECREASE) IN CASH                                      (294,107)             297,811

CASH AND CASH EQUIVALENTS, beginning of year                          298,382                  571
                                                             -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of year                                $ 4,275            $ 298,382
                                                             =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
        Interest paid                                               $ 293,309            $ 266,034
        Income tax paid                                              $ 11,638              $ 4,613
        Non-cash items:
           Preferred stock dividends accreted                        $ 52,256             $ 49,348

                                       23
See accompanying notes.
--------------------------------------------------------------------------------

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

         Accounts receivable - The Company generally does not require collateral or other security to support accounts receivable. Management periodically assesses the collectibility of accounts receivable. This assessment provides the basis for the allowance for doubtful accounts and related bad debt expense. An allowance for doubtful accounts of $52,793 and $50,482 was recorded at May 31, 2001 and 2000, respectively.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in first-out method.




                                       24
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

         Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided using primarily the straight-line method over the estimated useful lives of the assets of 3 to 39 years. Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets or the initial term of the lease, whichever is shorter.

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

         Fair value of financial assets and liabilities - The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for monetary assets and liabilities of similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of May 31, 2001.




                                       25
--------------------------------------------------------------------------------

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

         Reclassifications - Certain reclassifications were made to the May 31, 2000 balance sheet in order to conform to the May 31, 2001 presentation. These reclassifications had no effect on net income.


NOTE 3    -       INVENTORIES

         Inventories consist of:

                                                    May 31,
                                    ----------------------------------------
                                          2001                  2000
                                    ------------------    ------------------

               Raw materials                $ 968,802             $ 884,887
               Work-in-process                 37,124                30,065
               Finished goods                 593,442               595,184
                                    ------------------    ------------------

                                          $ 1,599,368           $ 1,510,136
                                    ==================    ==================




                                       26
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4    -       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:
                                                        May 31,
                                              ----------------------------
                                                   2001            2000
                                              ------------    ------------

        Land                                     $ 98,541        $ 98,541
        Building                                  929,389         597,943
        Manufacturing equipment                 3,005,373       2,753,916
        Office furniture and equipment          1,329,234       1,251,229
        Service vehicles                           11,504          17,754
        Leasehold improvements                    777,991         763,655
        Construction in progress                  169,100               -
                                              ------------    ------------

                                                6,321,132       5,483,038
        Less accumulated depreciation and
           amortization                         3,864,314       3,502,129
                                              ------------    ------------

                                              $ 2,456,818     $ 1,980,909
                                              ============    ============



NOTE 5    -       LINE OF CREDIT

         The Company has a $2,500,000 revolving line of credit with its primary lender, which is due November 15, 2002. Interest on the line of credit is due monthly at prime (7.00% at May 31, 2001) plus 0.25%. The line of credit is collateralized by accounts receivable and inventory. There was a balance of $1,820,631 and $1,597,618 outstanding on the revolving line of credit at May 31, 2001 and 2000, respectively.













                                       27
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6    -       LONG-TERM DEBT

         Borrowings consisted of the following:

                                                                                      May 31,
                                                                        -------------------------------------
                                                                             2001                 2000
                                                                        ----------------    -----------------
KeyBank National Association:
     Note payable through May 2010 due in monthly
         principal and interest installments of $2,334
         including variable interest rates of prime less
         .25%; (6.75% at May 31, 2001); due May 1, 2010;
         collateralized by land and buildings.                                 $532,087             $560,093
KeyBank National Association:
     Note payable through November 2005 due in monthly
         principal and interest installments of $2,026
         including interest at 8.27%; due November 30, 2005;
         collateralized by equipment.                                            93,567                    -
KeyBank National Association:
      Note payable through November 2005 due in
         monthly principal and interest installments of
         $1,222, including interest at 9.16%; due
         November 30, 2005; collateralized by equipment.                         53,660                    -
Les Leno:
     Note payable through May 2005 in yearly
         principal installments of $10,000, interest
         at 6% related to termination settlement
         with former president.                                                  40,000               50,000
Wells Fargo Business Credit, Inc.:
      Note payable through November 2000 in monthly
         installments of $8,334 plus interest of prime
         plus 2%; collateralized by substantially all
         of the Company's equipment.                                                  -               58,306
JP Wilsonville, LLC:
      Unsecured note payable due in monthly
         installments of $2,202, including interest
         of 12% for 36 months and unpaid balance
         due April 1, 2001.                                                           -               45,052
Various vendors:
      Unsecured notes payable with 6% interest due
         in installments through February 2001.                                       -              149,855
                                                                        ----------------    -----------------
                                                                                719,314              863,306
Less current portion                                                            (65,246)            (291,218)
                                                                        ----------------    -----------------
                                                                               $654,068             $572,088
                                                                        ================    =================



                                       28
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6    -       LONG-TERM DEBT - (continued)

         Maturities of long-term debt, including the long-term debt due related parties disclosed in Note 7, are as follows:

               Years ending May 31,
                     2002                             $ 158,187
                     2003                               169,892
                     2004                               173,281
                     2005                                73,338
                     2006                                50,542
                  Thereafter                            392,065
                                                   -------------

                                                    $ 1,017,305
                                                   =============


         The various debt agreements with Key Bank National Association contain covenants, which require the Company, among other things, to meet certain objectives with respect to debt service coverage and net income. In addition, the agreements place certain limitations on dividend payments, capital expenditures, lease rental payments, and other outside borrowings. The Company is in compliance with all debt covenants.


NOTE 7 - LONG-TERM DEBT DUE RELATED PARTIES Long-term debt due related parties consisted of the following:

                                                                                      May 31,
                                                                        -------------------------------------
                                                                             2001                 2000
                                                                        ----------------    -----------------
The Torland Trust
      Unsecured note payable with 9.5% interest due
      in installments through October 2003.                                    $247,551             $247,551

Ronald Torland:
      Unsecured note payable with 9.5% interest due in installments through
      October 2003. Principal payments of $1,400 may begin December 2000 provided the Company
      meets certain net income criteria.                                         50,440               57,500

Various - Related parties:
      Unsecured notes payable with 6% interest due
      in installments through February 2001.                                          -               23,164
                                                                        ----------------    -----------------

                                                                                297,991              328,215
Less current portion                                                            (92,941)             (90,949)
                                                                        ----------------    -----------------

                                                                               $205,050             $237,266
                                                                        ================    =================


                                       29
--------------------------------------------------------------------------------

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


                                       30
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8    -       STOCKHOLDERS' EQUITY - (continued)

         Stock Option Plans - Effective September 6, 1994, the Board of Directors adopted the "1994 Stock Option Plan" and the "1994 Stock Option Plan for Non-employee Directors" (collectively, the "Plans"). The Plans authorize 650,000 shares be available for grant to eligible individuals and entities as defined by the Plans. The term of each incentive stock option is 10 years or less as determined by the Plan administrator. Options granted under the Plans generally vest over four to five years beginning one year after the date of grant, and expire ten years or less after the date of the grant. During fiscal 2001, the company granted 10,000 stock options expiring within 10 years or less, depending on the specific agreements, at option prices of $1.25 per share. During fiscal 2000, the company granted 40,000 stock options expiring within 10 years or less, depending on the specific agreements, at option prices of $0.50 per share. Only 12,750 of all options granted to date have been exercised.

         A summary of the status of the options granted under the Plans at May 31, 2001 and 2000, together with changes during the periods then ended, are following. Options exercisable at May 31, 2001 and 2000 were 233,107 and 237,107, respectively.

                                                                   Weighted
                                                                    Average
                                                    Options      Exercise Price
                                                  -----------    --------------
       Outstanding at May 31, 1999                   384,107              0.53
         Options granted at market price              40,000              0.50
         Options exercised                            (5,000)            (0.38)
         Options canceled or expired                 (40,000)            (0.50)
                                                  -----------     -------------
       Outstanding at May 31, 2000                   379,107              0.53
         Options granted at market price              10,000              1.25
         Options exercised                            (4,000)            (0.50)
         Options canceled or expired                       -                 -
                                                  -----------     -------------

       Outstanding at May 31, 2001                   385,107              0.54
                                                  ===========     =============


         The Company applies APB Opinion 25 and related interpretations in accounting for the Option Plans. Accordingly, no significant compensation cost has been recognized in the financial statements for options granted under the Plans, as options are granted at or approximate the fair market value at time of grant. Had compensation cost associated with the Plans been determined based on the fair market value at the grant date for options under the Plans, consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:



                                       31
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8    -       STOCKHOLDERS' EQUITY - (continued)

                                                              May 31,
                                                     -------------------------
                                                         2001            2000
                                                     ----------     ----------


         Net income, as reported                     $ 199,370      $ 392,079
         Net income , pro forma                      $ 179,238      $ 362,149
         Basic earnings per share, as reported          $ 0.07         $ 0.17
         Diluted earnings per share, as reported        $ 0.07         $ 0.16
         Basic earnings per share, pro forma            $ 0.06         $ 0.16
         Diluted earnings per share, pro forma          $ 0.06         $ 0.15

         The effects of applying SFAS 123 to pro forma disclosures for 2001 and 2000 are not likely to be representative of the effects on reported income for future years, because options vest over several years and additional awards generally are made each year.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant in 2001 and 2000: expected volatility of 176% and 196% respectively, expected dividend yield of 0%; risk-free rates of return ranging from 5.68% to 7.63%; and expected lives ranging from 5 to 10 years.

         Total fair value of options granted was computed to be $12,477 and $19,107 for the years ended May 31, 2001 and 2000, respectively.

         The following table summarizes information about options outstanding at May 31, 2001.

                                                     Weighted
                                       Weighted       Average
            Exercise        Number of   Average      Remaining
           Price Range       Shares      Price    Contractual Life
         ----------------   --------   --------   ----------------
         $0.3125 - $0.625    350,107    $  0.47        5.17
           $1.25 - $1.50      35,000    $  1.38        5.40


         Stock Bonus - No stock bonuses were accrued or paid in the fiscal years ended May 31, 2001 or May 31, 2000.





                                       32
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9   -        COMMITMENTS AND CONTINGENCIES

         The Company leases certain laboratories, facilities, and equipment under noncancelable long-term lease arrangements which also require the Company to pay executory costs such as property taxes, maintenance, and insurance. The laboratories, facilities, and equipment leases are operating and capital leases which expire in various years through 2005. Generally, such operating leases include renewal options ranging from one to seven years. Rental expense for operating leases was $ 582,375 and $538,005 in fiscal 2001 and 2000, respectively. Certain of the operating leases represent related party transactions. See note 11.

         The future expected rental commitments as of May 31, 2001, for all long-term noncancellable operating and capital leases are as follows:

           Years ending                                 Capital      Operating
              May 31,                                   Leases        Leases
           --------------                             ----------    ----------

               2002                                    $ 17,369      $ 483,272
               2003                                      12,447        420,973
               2004                                      12,000        380,480
               2005                                      12,031         52,608
               2006                                           -         29,340
            Thereafter                                        -         29,340
                                                      ----------    ----------

               Total                                     53,847     $1,396,013
                                                      ==========    ==========

           Less amount representing interest            (10,094)
                                                      ----------

           Present value of capital lease obligations    43,753

           Less current portion                         (12,886)
                                                      ----------

           Long-term portion                           $ 30,867
                                                      ==========


NOTE 10   -       INCOME TAXES

         Deferred income taxes are provided for temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets result primarily from the recording of certain expenses which currently are not deductible for tax purposes and tax credit carryforwards. Deferred tax liabilities result principally from the use, for tax purposes, of accelerated depreciation.




                                       33
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10   -       INCOME TAXES (continued)

         A reconciliation between the statutory federal income tax (benefit) expense and effective federal income tax (benefit) expense is as follows:

                                                                           May 31,
                                                      ------------------------------------------------
                                                                2001                     2000
                                                      ----------------------    ----------------------
                                                        Amount         %          Amount         %
                                                      ----------    --------    ----------    --------
         Federal statutory expense at 34%             $ 121,679         34%     $ 194,906         34%
         State and Canadian income taxes                 14,315          4%
         Increase (decrease) in tax resulting from:
            Nondeductible permanent differences           6,767          2%         6,984          1%
            Reversal of deferred tax items at rates
              different than the effective tax rates
              used to establish the deferred tax
              assets and liabilities                          -          0%       (43,647)        -8%
         Other                                           15,279          4%        22,930          4%
                                                      ----------    --------    ----------    --------

                                                      $ 158,040         44%     $ 181,173         32%
                                                      ==========    ========    ==========    ========

         The components of the Company's income tax expense are as follows:

                                                May 31,
                                       ------------------------
                                          2001            2000
                                       ----------    ----------

         Current tax expense            $ 38,040      $ 17,173
         Deferred tax expense            120,000       164,000
                                       ----------    ----------

                                       $ 158,040      $181,173
                                       ==========    ==========

         The domestic and foreign components of income before income taxes are as follows:

                                                May 31,
                                       ------------------------
                                          2001          2000
                                       ----------    ----------

         Domestic                       $370,854      $377,446
         Foreign                         (13,444)      195,806
                                       ----------    ----------

         Income before income taxes     $357,410      $573,252
                                       ==========    ==========



                                       34
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10   -       INCOME TAXES (continued)

         At May 31, 2001 and 2000, the significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      May 31,
                                              -----------------------
                                                 2001          2000
                                              ----------    ----------

         Domestic                             $ 370,854     $ 377,446
         Foreign                                (13,444)      195,806
                                              ----------    ----------

               Income before income taxes     $ 357,410     $ 573,252
                                              ==========    ==========


         Management periodically assesses the need for valuation allowances as they relate to deferred tax assets. Management has concluded that a valuation allowance is not necessary given the estimates of future earnings and the expected timing of temporary difference reversals.

         The Company files U.S. and Canadian tax returns on the results of its operations conducted in each country. At May 31, 2001, the Company has available approximately $124,000 of unused net operating loss carryforwards, to offset domestic taxable income, which expire in 2013.





                                       35
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11   -       RELATED PARTY TRANSACTIONS

         The Company has a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). Certain stockholders and officers of the Company are also stockholders and officers of DDI. The agreement, which began on June 1, 1992, and was modified on February 28, 1997, extends over a ten year period (including option years) from the original date. The Company manufactures, markets and sells products originally developed by DDI and pays royalties based upon the number of units sold, with certain limitations on the total royalties paid. Total royalties of $17,944 and $19,901 were incurred in fiscal 2001 and 2000, respectively.

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

         The Company leases equipment from stockholders under two operating leases. The monthly obligations under the leases total $6,500 per month. Total rental expense paid to stockholders for all leases was $78,000 in both fiscal 2001 and 2000.


NOTE 12   -       FOREIGN OPERATIONS

         The following table indicates the relative amounts of net sales, operating income, and identifiable assets of the Company by geographic area during fiscal years 2001 and 2000.

                                                  2001              2000
                                              -------------    -------------
         Net sales:
              United States                   $ 8,301,562       $ 8,641,648
              Canada                            4,958,291         5,360,290
                                              -------------    -------------

                 Total net sales              $13,259,853       $14,001,938
                                              =============    =============

         Operating income:
              United States                   $   509,172       $   557,419
              Canada                              133,583           297,938
                                             -------------     -------------

                 Total operating income       $   642,755       $   855,357
                                             =============     =============

         Identifiable assets:
              United States                   $ 3,583,685       $ 3,646,950
              Canada                            2,728,540         2,411,460
                                             -------------     -------------

                 Total identifiable assets    $ 6,312,225       $ 6,058,410
                                             =============     =============

                                       36
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12   -       FOREIGN OPERATIONS (continued)

         Net currency transaction losses from Canada were $30,481 and $16,677 in 2001 and 2000, respectively.

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


NOTE 13   -       EARNINGS PER SHARE CALCULATIONS

         Information needed to calculate basic earnings per share:


                                                      For the year ended May 31,
                                                      --------------------------
                                                         2001            2000
                                                      ----------      ----------
         Numerator:
             Net income                               $ 199,370       $ 392,079
             Preferred stock dividends accreted         (52,256)        (49,348)
                                                      ----------      ----------

                                                      $ 147,114       $ 342,731
                                                      ==========      ==========

         Denominator:
             Average number of common shares
                outstanding                           1,787,441       1,789,441
             Average number of Class B common
                stock outstanding                       211,551         211,551
                                                      ----------      ----------

         Average shares used in basic EPS calculation 1,998,992       2,000,992
                                                      ==========      ==========

         Basic income per share                          $ 0.07          $ 0.17
                                                      ==========      ==========





                                       37
--------------------------------------------------------------------------------

                                                                       PML, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13   -       EARNINGS PER SHARE CALCULATIONS (continued)

         Information needed to calculate diluted earnings per share:

                                                      For the year ended May 31,
                                                         -----------------------
                                                             2001         2000
                                                         ----------   ----------
         Numerator
         Basic income                                    $ 147,114    $ 342,731
         Add back preferred stock dividends accreted*            -            -
                                                         ----------   ----------

         Diluted income after add back of
             accreted dividends                          $ 147,114    $ 342,731
                                                         ==========   ==========

         Denominator
         Average number of common shares outstanding     1,787,441    1,789,441
         Average number of Class B common stock
             outstanding                                   211,551      211,551
         Effect of common stock equivalents*               193,528      102,636
         Effect of preferred convertible stock*                  -            -
                                                         ----------   ----------

         Average shares used in diluted EPS calculation  2,192,520    2,103,628
                                                         ==========   ==========

         Diluted income per share                           $ 0.07       $ 0.16
                                                         ==========   ==========



         *To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. In fiscal 2001, amounts excluded were $52,256 of accreted dividends, 193,528 shares of common stock equivalents and 176,786 shares of preferred convertible stock. In fiscal 2000, amounts excluded were $49,348 of accreted dividends, 102,636 shares of common stock equivalents and 176,786 shares of preferred convertible stock.









                                       38

                                       38
--------------------------------------------------------------------------------