Form 10QSB
period 2001-08-31
PML INC
filed 2001-10-15
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001


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

As of August 31, 2001, there were 1,789,441 shares of Class A Common Stock with $0.01 par value outstanding, 211,551 Class B Common Shares with $0.01 par value outstanding and 4,950 Preferred Class A Stock $100 per share outstanding.

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

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                          For the Fiscal Quarter Ended
                                 August 31, 2001

PML, INC.
CONSOLIDATED BALANCE SHEETS
                                                                        Unaudited

                                                                        August 31,                May 31,
                                    Assets                                 2001                    2001
                                    ------
                                                                   ---------------       ---------------
Current Assets
  Cash                                                             $       18,731        $        4,275
  Trade accounts receivable, less allowance for doubtful                1,730,063             1,875,892
    accounts of $60,086 and $57,954 respectfully
  Inventory                                                             1,485,988             1,599,368
  Deferred income taxe asset                                              220,000               220,000
  Prepaid expenses and other                                               73,032                64,363
                                                                   ---------------       ---------------

     Total Current Assets                                               3,527,814             3,763,898
                                                                   ---------------       ---------------

Property, plant and equipment - net                                     2,568,738             2,456,818
Intangible assets - net                                                    39,693                38,721
Other assets                                                               77,313                52,788
                                                                   ---------------       ---------------

          Total Assets                                             $    6,213,558        $    6,312,225
                                                                   ===============       ===============

                     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                 $    1,225,472        $    1,332,323
  Accrued Payroll and Related                                             472,926               207,874
  Other accrued liabilities                                               150,933               407,163
  Bank line of credit                                                   1,636,360             1,820,631
  Current portion capital lease obligations                                12,886                12,886
  Current portion of borrowings - related parties                          92,941                92,941
  Current portion of borrowings                                            82,931                65,246
                                                                   ---------------       ---------------

     Total Current Liabilities                                          3,674,449             3,939,064
                                                                   ---------------       ---------------

Capital lease obligations, less current portion                            27,912                30,867
Borrowings - related parties, less current portion                        200,685               205,050
Borrowings, less current portion                                          742,997               654,068
                                                                   ---------------       ---------------

     Total Borrowings. less current portion                               971,594               889,985
                                                                   ---------------       ---------------

Deferred Income Tax                                                       159,000               159,000
                                                                   ---------------       ---------------

Stockholders' Equity
  Preferred stock, $.01 par value; 25,000 shares authorized;
    no shares issued or outstanding                                             -                     -
  Class A convertible preferred stock, stated and liquidation value $100 per share; 7,500 shares authorized; 4,950 shares
   issued and outstanding, including accreted dividends                   836,114               831,740
  Common stock, $.01 par value; 2,500,000 shares authorized;
    1,789,441 shares issued and outstanding                                17,894                17,894
  Class B common stock, $.01 par value; 250,000 shares authorized;
    211,551 shares issued and outstanding                                   2,116                 2,116
  Class D common stock, $.01 par value; 100 shares authorized;
    no shares issued or outstanding.                                            -                     -
  Additional paid in capital                                              150,325               150,325
  Retained earnings                                                       402,066               322,101
                                                                   ---------------       ---------------
     Total Stockholders' Equity                                         1,408,515             1,324,176
                                                                   ---------------       ---------------

          Total Liabilities and Stockholders' Equity               $    6,213,558        $    6,312,225
                                                                   ===============       ===============

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                              For The Three Months Ended
                                                       August 31,
                                              2001                  2000
                                       -----------------      ----------------


Net sales                              $      3,320,956       $     3,240,530

Cost of goods sold                            1,971,582             1,975,886
                                       -----------------      ----------------

     Gross profit                             1,349,374             1,264,644

Operating expenses                            1,113,815             1,155,915
                                       -----------------      ----------------

Operating income                                235,559               108,729

Other (income)/expense
  Interest expense                               46,094                58,695
  Other                                          43,687               (11,740)
                                       -----------------      ----------------
     Total other (income)/expense                89,781                46,955
                                       -----------------      ----------------

Income before income taxes                      145,778                61,774

Income tax expense                               55,319                22,914
                                       -----------------      ----------------

Net income                             $         90,459       $        38,860
                                       =================      ================


Basic income per share                 $           0.04       $          0.01
                                       =================      ================

Diluted income per share               $           0.04       $          0.01
                                       =================      ================

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                             Class A                             Class B
                                           Convertible         Common            Common      Additional Retained
                                         Preferred Shares      Shares            Shares       Paid-in   Earnings
                                         SHARES   AMOUNT   SHARES   AMOUNT   SHARES  AMOUNT   Capital   (Deficit)    Total
                                         ------   ------   ------   ------   ------  ------   -------   ---------    -----

Balance, May 31, 1999                     4,950 $738,296  1,780,441 $17,804  211,551 $2,116  $146,540  $(167,744) $   737,012
  Preferred Stock dividends accreted              49,348                                                 (49,348)           -
  Stock options exercised                                     5,000      50                     1,825                   1,875
  Net Income                                           -                                                 392,079      392,079
                                         ------ --------  --------- -------  ------- ------  --------  ---------- ------------
Balance, May 31, 2000                     4,950 $787,644  1,785,441 $17,854  211,551 $2,116  $148,365  $ 174,987  $ 1,130,966
                                         ====== ========  ========= =======  ======= ======  ========  ========== ============


Balance, May 31, 2000                     4,950 $787,644  1,785,441 $17,854  211,551 $2,116  $148,365  $ 174,987  $ 1,130,966
  Preferred Stock dividends accreted              52,256                                                 (52,256)
  Preferred Stock dividends accreted-Paid         (8,160)                                                              (8,160)
  Common Stock issued                                         4,000      40                     1,960                   2,000
  Net Income                                                                                             199,370      199,370
                                         ------ --------  --------- -------  ------- ------  --------  ---------- ------------
Balance, May 31, 2000                     4,950 $831,740  1,789,441 $17,894  211,551 $2,116  $150,325  $ 322,101  $ 1,324,176
                                         ====== ========  ========= =======  ======= ======  ========  ========== ============

Balance, May 31, 2000                     4,950 $831,740  1,789,441 $17,894  211,551 $2,116  $150,325  $ 322,101  $ 1,324,176
  Preferred Stock dividends accreted              10,494                                                 (10,494)
  Preferred Stock dividends accreted-Paid         (6,120)                                                              (6,120)
  Net Income                                                                                              90,459       90,459
                                         ------ --------  --------- -------  ------- ------  --------  ---------- ------------
Balance, August 31, 2001                  4,950 $836,114  1,789,441 $17,894  211,551 $2,116  $150,325  $ 402,066  $ 1,408,515
                                         ====== ========  ========= =======  ======= ======  ========  ========== ==============

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                   For the Three Months Ended
                                                                           August 31,
                                                                      2001             2000
                                                                 -------------    -------------
Cash Flows from Operating Activities
     Net income                                                  $     90,459     $     38,860
     Adjustments to reconcile net income to
            net cash provided by (used in) operating activities
         Depreciation and amortization                                 96,709           90,085
         Changes in:
            Accounts receivable                                       145,829           89,261
            Inventories                                               113,380         (157,909)
            Deferred income taxes                                           -            3,327
            Other assets                                              (34,166)         (25,750)
            Accounts payable and accrued liabilities                  (98,029)         (44,071)
                                                                 -------------    -------------
              Total adjustments                                       223,723          (45,057)
                                                                 -------------    -------------
         Net cash from operating activities                           314,182           (6,197)

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                       (208,629)        (185,700)
                                                                 -------------    -------------
         Net cash from investing activities                          (208,629)        (185,700)

Cash Flows from Financing Activities
     Net (repayments) borrowing under bank credit line               (184,271)          26,326
     Proceeds from issuance of capital lease obligations                    -           54,696
     Repayment of capital lease obligations                            (2,955)         (19,598)
     Proceeds from issuance of long-term debt                         121,865                -
     Repayment of long-term debt                                      (19,616)        (101,684)
     Payments toward accreted dividends                                (6,120)               -
                                                                 -------------    -------------
         Net cash from financing activities                           (91,097)         (40,260)
                                                                 -------------    -------------
Net increase (decrease) in cash                                        14,456         (232,157)

Cash at beginning of period                                             4,275          298,382
                                                                 -------------    -------------

Cash at end of period                                            $     18,731     $     66,225
                                                                 =============    =============


Supplemental Disclosures
     Interest paid                                               $     54,701     $         88,777
     Income tax paid                                                   30,250                    -
     Non Cash Items:
         Preferred stock dividends accreted                            10,494               13,687

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at August 31, 2001, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the Company's annual financial statements and notes thereto, for the year ended May 31, 2001, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Net Earnings Per Share

During the quarter ended February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under this accounting standard, the effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.


            Information Needed to Calculate Basic Earnings Per Share

                                                      For the Three Months Ended
                                                             August 31,
                                                         2001           2000
                                                     -----------    -----------

Net income                                           $    90,459    $    38,860
Preferred stock dividends accreted                       (10,494)       (13,687)
                                                     -----------    -----------
Net income after accretion of dividends              $    79,965    $    25,173
                                                     ===========    ===========

Average number of common shares outstanding           1,789,441      1,785,441
Average number of Class B common stock outstanding      211,551        211,551
                                                     ----------     ----------
Average shares used in basic EPS calculation          2,000,992      1,996,992
                                                     ==========     ==========

Basic income per share                               $      0.04    $      0.01
                                                     ===========    ===========

           Information Needed to Calculate Diluted Earnings Per Share

                                                      For the Three Months Ended
                                                             August 31,
                                                         2001           2000
                                                     -----------    -----------

Net income after accretion of dividends              $    79,965    $    25,173
Add back preferred stock dividends accreted*                   -              -
                                                     -----------    -----------
Diluted income after add back of accreted dividends  $    79,965    $    25,173
                                                     ===========    ===========

Average number of common shares outstanding            1,789,441      1,780,441
Average number of Class B common stock outstanding       211,551        211,551
Effect of common stock equivalents                       135,803        188,098
Effect of preferred convertible stock*                         -              -
                                                     -----------    -----------
Average shares used in diluted EPS calculation         2,136,795      2,185,090
                                                     ===========    ===========

Diluted income per share                             $      0.04    $      0.01
                                                     ===========    ===========

* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended August 31, 2001, amounts excluded were $10,494 of accreted dividends and 176,786 shares of preferred convertible stock. For the three months ended August 31, 2000, amounts excluded were $13,687 of accreted dividends and 176,786 shares preferred convertible stock.


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

Canadian Exchange

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

The exchange rates between the United States dollar and the Canadian dollar had been relatively consistent until early 1998. However, beginning in April 1998, the exchange rate began to decline and reached as low as $0.63 before stabilizing at about $0.67 in May 1999. Beginning in early 2000, the exchange rate began a continuous decline, and has continued to decline through this first quarter of fiscal 2002. The average exchange rate in fiscal 2001 was $0.65, the average exchange rate in this first quarter of fiscal 2002 was $0.64, near its historical low.

The decline in exchange rates during the quarter ended August 31, 2001 of fiscal 2002, resulted in a charge to earnings of $9,873 for the quarter. This compares to a gain in earnings of $10,663 for the same period of fiscal 2001.

Results of Operations

General

In the first three months of fiscal 2002, the Company continued to show improvements in operating results. In addition to an increase in sales, significant improvements in both cost of goods sold and operating expenses occurred during this first quarter. The Company has continued its program to improve its facilities and upgrade old ageing equipment by investing over $200,000 in this three months of fiscal 2002, with over $86,000 provided from current cash flow. This, along with the Company's continued pay down of previously incurred debt, continues to impact cash and working capital. See "Liquidity and Capital Resources" below for further discussion.

Three Months Ended August 31, 2001 Compared to August 31, 2000

For the three months ended August 31, 2001 sales increased 2.5% or $80,426 over the same period in fiscal 2001.

Cost of goods sold as a percentage of sales improved to 59.4% in this first quarter of fiscal 2002 compared to 61% for the same period of fiscal 2001. This continued improvement in cost of goods sold reflects managements continued efforts to improve efficiencies and control these costs.

Operating expenses as a percentage of sales improved to 33.5% in this first quarter of fiscal 2002 compared to 35.7% for the first quarter of fiscal 2001. Actual operating expenditures decreased by $42,100.

Other expenses increased $42,826 over the same period of fiscal 2001 primarily due to the negative effect as described in "Canadian Exchange" above and approximately $31,400 of costs associated with the final settlement of a legal action brought against the Company. However, if adjusted for the negative effect as just described, other expenses would have remained virtually the same for the two comparable periods.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                             Percent of Sales
                                       Three Months Ended August 31,
                                       ----------------------------

                                       2001                    2000
                                       ----                    ----

Net Sales                             100.0%                  100.0%
Cost of Goods Sold                     59.3                    61.0
                                      -----                   -----
Gross Profit                           40.7                    39.0
Operating Expenses                     33.5                    35.7
                                      -----                   -----
Operating Income                        7.2                     3.3
Other Expense                           2.7                     1.4
                                      -----                   -----
Income before income taxes              4.5                     1.9
Income tax expense                      1.7                     0.7
                                      -----                   -----
Net Income                              2.8%                    1.2%
                                      =====                   =====


Liquidity and Capital Resources

The Company has financed its operations over the years principally through funds generated from operations and bank loans. Net cash provided by operating activities was $314,182 in the first three months of fiscal 2002 compared to net cash used by operating activities of $6,197 in the same period of fiscal 2001. Net cash used in investing activities was $208,629 in the first three months of fiscal 2002 compared with $185,700 used in the same period of fiscal 2001. The expenditures in the first three months of fiscal 2002 were mainly for facility improvements and manufacturing equipment purchases and replacement of aging equipment at our Wilsonville, Oregon and Toronto, Canada manufacturing facilities. Cash from financing activities, including reductions in net borrowing under our existing credit line of $184,271, increases of $121,865 in long-term debt, repayments of existing debt obligations of $22,571 and payments toward accreted dividends of $6,120 resulted in net cash used of $91,097 in the first three months of fiscal 2002. This compares to cash used of $40,260 from financing activities in the same period of fiscal 2001.

The ratio of current assets to current liabilities is 0.96 at August 31, 2001 compared to 0.95 at May 31, 2001. Quick liquidity (current assets less inventories to current liabilities) is 0.55 at August 31, 2001 and 0.55 at May 31, 2001. At August 31, 2001, the Company had working capital of ($146,635) compared with working capital of ($175,166) at May 31, 2001. Trade receivables at August 31, 2001 had a 50 days average collection period compared to 53 days at May 31, 2001.

The Company has a revolving line of credit and a revolving equipment term loan. The line of credit has a maturity date of November 30, 2002. The amount available under the line of credit is limited to $2,500,000 based upon 80% of eligible accounts receivable and 40% of eligible inventory not to exceed $600,000, at the end of each reporting period. The revolving equipment term loan has a limit of $500,000. Each drawdown against the equipment term loan has a five-year amortization with an interest rate of, lenders cost of funds plus 2%, fixed on the date of the drawdown. Both lines are secured with substantially all of the Company's assets, and will be repaid primarily out of the Company's receivable collections and other funds from operations. As of August 31, 2001 the Company was in compliance with all operating covenants required by its lender.

The Company may require additional capital to finance current operations, enhance or expand its manufacturing capacity in accordance with future developments in its business strategy, or for additional working capital for inventory and accounts payable. The Company may also seek additional funds through public or private debt or through bank borrowings.

     The Company's total debt structure at August 31, 2001 is as follows:

                                                                                    Long-Term       Current Portion
                                                                                   ----------       ---------------
     Revolving credit line at prime plus 0.25%, (6.75% at
       August 31, 2001), due November 30, 2002                                     $                $     1,636,360
     Revolving Equipment term loan at 9.16%,
       due November 7, 2005                                                           41,130                 10,103
     Revolving Equipment term loan at 8.27%.
       due January 10, 2006                                                           72,302                 17,138
     Revolving Equipment term loan at 6.75%,
       due July 6, 2006                                                              102,483                 17,685
     Capital Lease obligations, one due June 2002 and one
       due January 2005                                                               27,912                 12,886
     Note payable at 6%, due May 2005                                                 30,000                 10,000
     Note payable at prime less .25%, (6.25% at August 31, 2001)
       Due May 1, 2010                                                               497,082                 28,005
                                                                                   ----------       ---------------
     Total Bank and Term debt                                                        770,909              1,732,177
     Notes payable to related parties                                                200,685                 92,941
                                                                                   ----------       ---------------

     Total long and short term debt                                                $ 971,594        $     1,825,118
                                                                                   ==========       ===============

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company occasionally has been made a party to incidental suits or other legal actions arising in the ordinary course of its business. Additionally, on September 14, 2000 a complaint was filed in North Carolina state court in a case styled, Bayer Corporation v. VWR Scientific Products Corporation and PML Microbiologicals, Inc., alleging breaches of express and implied warranty and products liability claims. The suit seeks unspecified damages, and PML has tendered the claim to its products liability insurance carrier. While management does not believe the outcome of the case will have a material adverse effect upon PML's operating results or its financial condition, plaintiff has asserted damage ranges that substantially exceed applicable insurance coverage.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended August 31, 2001. The Company will hold its annual meeting at its Wilsonville, Oregon facility on October 23, 2001.

Item 6.   Exhibits and Reports on Form 8-K

     No 8-K filings were made during the quarter ended August 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PML, INC.
                                          (Registrant)


Date:  October 13, 2001                   By:   /s/ Kenneth L. Minton
                                                -------------------------------
                                                Kenneth L. Minton
                                          President and Chief Executive Officer