Form 10QSB
period 2001-11-30
PML INC
filed 2002-01-09
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001


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

As of November 30, 2001, there were 1,789,441 shares of Class A Common Stock with $0.01 par value outstanding, 211,551 Class B Common Shares with $0.01 par value outstanding and 4,950 Preferred Class A Stock $100 per share outstanding.

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

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                          For the Fiscal Quarter Ended
                                November 30, 2001

PML, INC.
CONSOLIDATED BALANCE SHEETS


                                                                          Unaudited

                                                                         November 30,                    May 31,
                                    Assets                                   2001                         2001
                                    ------                           ------------------             ----------------

Current Assets
  Cash                                                               $           1,626               $        4,275
  Trade accounts receivable, less allowance for doubtful                     1,827,308                    1,875,892
    accounts of $55,534 and $56,973 respectively
  Inventory                                                                  1,581,396                    1,599,368
  Deferred income tax asset                                                    220,000                      220,000
  Prepaid expenses and other                                                    85,529                       64,363
                                                                     ------------------             ----------------

     Total Current Assets                                                    3,715,859                    3,763,898
                                                                     ------------------             ----------------

Property, plant and equipment - net                                          2,524,049                    2,456,818
Intangible assets - net                                                         77,456                       38,721
Other assets                                                                    54,574                       52,788
                                                                     ------------------             ----------------

          Total Assets                                               $       6,371,938               $    6,312,225
                                                                     ==================             ================

                     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                   $       1,045,064               $    1,332,323
  Accrued Payroll and Related                                                  433,571                      207,874
  Other accrued liabilities                                                    238,512                      407,163
  Bank line of credit                                                        1,848,777                    1,820,631
  Current portion capital lease obligations                                     11,025                       12,886
  Current portion of borrowings - related parties                               92,941                       92,941
  Current portion of Bank borrowing                                             82,931                       65,246
                                                                     ------------------             ----------------

     Total Current Liabilities                                               3,752,821                    3,939,064
                                                                     ------------------             ----------------

Capital lease obligations, less current portion                                 26,505                       30,867
Borrowings - related parties, less current portion                             196,227                      205,050
Bank Borrowing, less current portion                                           721,597                      654,068
                                                                     ------------------             ----------------

     Total Borrowings. less current portion                                    944,329                      889,985
                                                                     ------------------             ----------------

Deferred Income Tax                                                            159,000                      159,000
                                                                     ------------------             ----------------

Stockholders' Equity
  Preferred stock, $.01 par value; 25,000 shares authorized;
    no shares issued or outstanding                                                  -                            -
  Class A convertible preferred stock, stated and liquidation value $100 per share; 7,500 shares authorized; 4,950 shares
   issued and outstanding, including accreted dividends                        838,946                      831,740
  Common stock, $.01 par value; 2,500,000 shares authorized;
    1,789,441 shares issued and outstanding                                     17,894                       17,894
  Class B common stock, $.01 par value; 250,000 shares authorized;
    211,551 shares issued and outstanding                                        2,116                        2,116
  Class D common stock, $.01 par value; 100 shares authorized;
    no shares issued or outstanding.                                                 -                            -
  Additional paid in capital                                                   150,325                      150,325
  Retained earnings                                                            506,507                      322,101
                                                                     ------------------             ----------------
     Total Stockholders' Equity                                              1,515,788                    1,324,176
                                                                     ------------------             ----------------

          Total Liabilities and Stockholders' Equity                 $       6,371,938               $    6,312,225
                                                                     ==================             ================

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                 For The Three Months Ended                    For The Six Months Ended
                                                       November 30,                                 November 30,
                                                 2001                  2000                   2001                  2000
                                         ------------------    ------------------    -------------------    ------------------

Net sales                                 $      3,289,961       $     3,271,462       $      6,610,917       $     6,511,992

Cost of goods sold                               1,929,934             2,037,334              3,901,516             4,013,220
                                         ------------------    ------------------    -------------------    ------------------

     Gross profit                                1,360,027             1,234,128              2,709,401             2,498,772

Operating expenses                               1,152,254             1,120,581              2,266,069             2,276,496
                                         ------------------    ------------------    -------------------    ------------------

Operating income                                   207,773               113,547                443,332               222,276

Other (income)/expense
  Interest expense                                  39,578                56,069                 85,672               114,764
  Other                                             15,783                18,354                 59,470                 6,614
                                         ------------------    ------------------    -------------------    ------------------
     Total other (income)/expense                   55,361                74,423                145,142               121,378
                                         ------------------    ------------------    -------------------    ------------------

Income before income taxes                         152,412                39,124                298,190               100,898

Income tax expense                                  39,019                14,667                 94,338                37,581
                                         ------------------    ------------------    -------------------    ------------------

Net income                                $        113,393       $        24,457       $        203,852       $        63,317
                                         ==================    ==================    ===================    ==================


Basic income per share                    $           0.05       $          0.01       $           0.09       $          0.02
                                         ==================    ==================    ===================    ==================

Diluted income per share                  $           0.05       $          0.00       $           0.09       $          0.02
                                         ==================    ==================    ===================    ==================

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                              Class A                             Class B
                                            Convertible           Common           Common      Additional  Retained
                                          Preferred Shares        Shares           Shares       Paid-in    Earnings
                                          SHARES    AMOUNT   SHARES    AMOUNT  SHARES  AMOUNT   Capital    (Deficit)       Total
                                          -----  --------  ---------  -------  -------  ------  --------   ---------    -----------


Balance, May 31, 1999                     4,950  $738,296  1,780,441  $17,804  211,551  $2,116  $146,540   $167,744)    $  737,012
  Preferred Stock dividends accreted               49,348                                                   (49,348)             -
  Stock options exercised                                      5,000       50                      1,825                     1,875
  Net Income                                            -                                                   392,079        392,079
                                          -----  --------  ---------  -------  -------  ------  --------   ---------    -----------
Balance, May 31, 2000                     4,950  $787,644  1,785,441  $17,854  211,551  $2,116  $148,365   $174,987     $1,130,966
                                          =====  ========  =========  =======  =======  ======  ========   =========    ===========

Balance, May 31, 2000                     4,950  $787,644  1,785,441  $17,854  211,551  $2,116  $148,365   $174,987     $1,130,966
  Preferred Stock dividends accreted               52,256                                                   (52,256)
  Preferred Stock dividends accreted-Paid          (8,160)                                                                  (8,160)
  Common Stock issued                                          4,000       40                      1,960                     2,000
  Net Income                                                                                                199,370        199,370
                                          -----  --------  ---------  -------  -------  ------  --------   ---------    -----------
Balance, May 31, 2001                     4,950  $831,740  1,789,441  $17,894  211,551  $2,116  $150,325   $322,101     $1,324,176
                                          =====  ========  =========  =======  =======  ======  ========   =========    ===========

Balance, May 31, 2001                     4,950  $831,740  1,789,441  $17,894  211,551  $2,116  $150,325   $322,101     $1,324,176
  Preferred Stock dividends accreted               19,446                                                   (19,446)
  Preferred Stock dividends accreted-Paid         (12,240)                                                                 (12,240)
  Net Income                                                                                                203,852        203,852
                                          -----  --------  ---------  -------  -------  ------  --------   ---------    -----------
Balance, November 30, 2001                4,950  $838,946  1,789,441  $17,894  211,551  $2,116  $150,325   $506,507     $1,515,788
                                          =====  ========  =========  =======  =======  ======  ========   =========    ===========

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                    For the Six Months Ended
                                                                          November 30,
                                                                      2001            2000
                                                                 -------------    -------------

Cash Flows from Operating Activities
     Net income                                                  $    203,852     $     63,317
     Adjustments to reconcile net income to
            net cash provided by (used in) operating activities
         Depreciation and amortization                                190,550          180,351
         Gain on sale of equipment                                          -           (8,809)
         Changes in:
            Accounts receivable                                        48,584          111,937
            Inventories                                                17,972         (140,099)
            Deferred income taxes                                           -            3,327
            Other assets                                              (66,692)         (86,258)
            Accounts payable and accrued liabilities                 (186,668)         466,847
                                                                 -------------    -------------
              Total adjustments                                         3,746          527,296
                                                                 -------------    -------------
         Net cash from operating activities                           207,598          590,613

Cash Flows from Investing Activities
     Proceeds from sale of assets                                           -           11,200
     Purchase of property, plant and equipment                       (296,321)        (602,092)
                                                                 -------------    -------------
         Net cash from investing activities                          (296,321)        (590,892)

Cash Flows from Financing Activities
     Net borrowing (repayments) under bank credit line                 28,146          (60,039)
     Proceeds from issuance of capital lease obligations                    -           54,696
     Repayment of capital lease obligations                            (6,223)         (40,046)
     Proceeds from issuance of long-term debt                         121,865                -
     Repayment of long-term debt                                      (45,474)        (154,151)
     Payments toward accreted dividends                               (12,240)               -
                                                                 -------------    -------------
         Net cash from financing activities                            86,074         (199,540)
                                                                 -------------    -------------
Net increase (decrease) in cash                                        (2,649)        (199,819)

Cash at beginning of period                                             4,275          298,382
                                                                 -------------    -------------

Cash at end of period                                            $      1,626     $     98,563
                                                                 =============    =============


Supplemental Disclosures
     Interest paid                                               $    106,605     $    172,226
     Income tax paid                                                   49,250                -
     Non Cash Items:
         Preferred stock dividends accreted                            19,446           27,451

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at November 30, 2001, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the Company's annual financial statements and notes thereto, for the year ended May 31, 2001, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three-month and six-month periods ended November 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Net Earnings Per Share

During the quarter ended February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under this accounting standard, the effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.

                                                       Information Needed to Calculate Basic Earnings Per Share

                                                            For the Three Months Ended    For the Six Months Ended
                                                                November 30,                    November 30,
                                                           2001             2000            2001            2000
                                                       ----------------------------     ---------------------------
Net income                                             $ 113,393       $    24,457      $   203,852     $   63,317
Preferred stock dividends accreted                        (8,959)          (13,764)         (19,453)       (27,451)
                                                       ----------      ------------     ------------    -----------
Net income after accretion of dividends                $ 104,434       $    10,693      $   184,399     $   35,866
                                                       ==========      ============     ============    ===========

Average number of common shares outstanding            1,789,441         1,780,441        1,789,441      1,780,441
Average number of Class B common stock outstanding        211,551          211,551          211,551        211,551
                                                       ----------      ------------     ------------    -----------


Average shares used in basic EPS calculation           2,000,992         1,991,992        2,000,992      1,991,992
                                                       ==========      ============     ============    ===========

Basic income per share                                 $    0.05       $      0.01      $      0.09     $     0.02
                                                       ==========      ============     ============    ===========

                                                       Information Needed to Calculate Diluted Earnings Per Share

                                                            For the Three Months Ended    For the Six Months Ended
                                                                November 30,                    November 30,
                                                           2001             2000            2001            2000
                                                       ----------------------------     ---------------------------
Basic income                                           $ 104,434       $    10,693      $   184,399     $   35,866
Preferred stock dividends accreted *                           -                 -                -              -
                                                       ----------      ------------     ------------    -----------
Net income after accretion of dividends                $ 104,434       $    10,693      $   184,399     $   35,866
                                                       =========       ===========      ============    ==========

Average number of common shares outstanding            1,789,441         1,780,441        1,789,441      1,780,441
Average number of Class B common stock outstanding       211,551           211,551          211,551        211,551
Effect of common stock equivalents                       110,753           221,300          124,494        200,868
Effect of preferred convertible stock *                        -                 -               -               -
                                                       ----------      ------------     ------------    -----------

Average shares used in basic EPS calculation           2,111,745         2,213,292         2,125,486     2,192,860
                                                       ==========      ============     ============    ===========

Diluted income per share                               $    0.05       $      0.00      $       0.09    $     0.02
                                                       ==========      ============     ============    ===========

* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three-month period ended November 30, 2001 and 2000, amounts excluded were $8,959 and $13,764 of accreted dividends respectively, and 176,786 and 176,786 shares of preferred convertible stock respectively. For the six-month period ended November 30, 2001 and 2000, amounts excluded were $19,453 and $27,451 of accreted dividends respectively, and 176,786 and 176,786 shares of preferred convertible stock respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report, including without limitation the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" as that term is defined in the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "plan," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to PML or its management, are intended in part to help identify forward-looking statements. Although PML believes that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that will cause our actual results to differ from our expectations as indicated in the forward-looking statements, and those deviations may be material and adverse. These risks and uncertainties include our ability to maintain or expand our market share and production capabilities and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other businesses that produce products similar to ours; our ability to obtain additional debt financing as needed and on acceptable terms; customer acceptance of new products; the outcome of pending litigation; the regulatory environment in which we operate; and general trends in the local, regional and national economies of the United States and Canada. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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

The exchange rates between the United States dollar and the Canadian dollar had been relatively consistent until early 1998. However, beginning in April 1998, the exchange rate began to decline and reached as low as $0.63 before stabilizing at about $0.67 in May 1999. Beginning in early 2000, the exchange rate again began a decline, and has continued to decline through the first six months of fiscal 2002. The average exchange rate in fiscal 2001 was $0.65. The average exchange rate in this second quarter of fiscal 2002 was $0.63, matching its historical low, and for the six months ended November 30, 2001 of fiscal 2002, the average exchange rate was $0.64, near its historical low.

The decline in exchange rates during the three-month period ended November 30, 2001 and 2000 resulted in a charge to earnings of approximately $14,200 and $27,560 respectively. For the six-month period ended November 30, 2001 and 2000, the decline in the exchange rates resulted in a charge to earning of approximately $24,000 and $17,000 respectively.

Results of Operations

General

In the three-month and six-month periods ended November 30, 2001 of fiscal 2002, the Company continued to show improvements in operating results over the same periods of fiscal 2001. Income before taxes has shown a dramatic increase during the three and six month periods ended November 30, 2001. Sales continued to improve over the same periods of fiscal 2001 and the Company continued to improve its cost of goods sold, as it had during the first quarter of this year. While operating expenses increased in the three-month period ended November 30, 2001 over the same period of fiscal 2001, they decreased from the same six-month period of fiscal 2001. This continued improvement in operations has allowed the Company to continue its program to improve its facilities and upgrade aging equipment by investing an additional $96,000 provided from current cash flow in this three months of fiscal 2002. This, however, along with the Company's continued pay down of previously incurred debt, continues to impact cash and working capital. See "Liquidity and Capital Resources" below for further discussion.

Three Months Ended November 30, 2001 Compared to November 30, 2000

For the three-month period ended November 30, 2001 sales increased 0.5% or $18,499 over the same period in fiscal 2001.

Cost of goods sold as a percentage of sales improved to 58.7% in this three-month period of fiscal 2002 compared to 62.3% for the same period of fiscal 2001. This continued improvement in cost of goods sold reflects management's continued efforts to improve efficiencies and control these costs.

Operating expenses as a percentage of sales increased to 35.0% in this three-month period of fiscal 2002 compared to 34.3% for the same period of fiscal 2001. Actual operating expenditures increased by $31,673.

Other expenses decreased $19,062 from the same period of fiscal 2001 primarily due to a decrease in interest expense from lower borrowing requirements and decreases in the prime lending rate. However, other expenses continue to be negatively impacted from the decrease in exchange rates as described in "Canadian Exchange" above.

Six Months Ended November 30, 2001 Compared to November 30, 2000

Sales for the six-month period ended November 30, 2001 of fiscal 2002 increased 1.5% or $98,925 over the same period in fiscal 2001.

Cost of goods sold as a percentage of sales improved to 59.0% in this six-month period of fiscal 2002 compared to 61.6% for the same period of fiscal 2001.

Operating expenses as a percentage of sales improved to 34.3% in this six-month period fiscal 2002 compared to 34.9% for the same period of fiscal 2001. Actual operating expenditures decreased by $10,427.

Other expenses increased $23,764 over the same period of fiscal 2001 primarily due to the negative effect as described in "Canadian Exchange" above and approximately $31,400 of costs associated with the final settlement of a legal action brought against the Company. However, if adjusted for the negative effect as just described, other expenses would have improved by approximately $15,000 or 12.4%.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                      Three Months Ended                    Six Months Ended
                                                                            ----------------
                              November 30,      November 30,       November 30,      November 30,
                              ------------      ------------       ------------      ------------
                                    2001              2000             2001              2000
                                    ----              ----             ----              ----
Net Sales                          100.0%            100.0%           100.0%            100.0%
Cost of Goods Sold                  58.7              62.3             59.0              61.6
                                  ------            ------           ------            ------
Gross Profit                        41.3              37.7             41.0              38.4
Operating Expenses                  35.0              34.3             34.3              34.9
                                  ------            ------           ------            ------
Operating Income                     6.3               3.4              6.7               3.5
Other Expense                        1.7               2.3              2.2               1.9
                                  ------            ------           ------            ------
Income before income taxes           4.6               1.2              4.5               1.6
Income tax expense                   1.1                .4              1.4                .6
                                  ------            ------           ------            ------
Net Income                           3.5%               .8%             3.1%              1.0%
                                  ======            ======           ======            ======


Liquidity and Capital Resources

The Company has financed its operations over the years principally through funds generated from operations and bank loans. Net cash provided by operating activities was $207,598 in the first six months of fiscal 2002 compared to net cash provided by operating activities of $590,613 in the same period of fiscal 2001. Net cash used in investing activities was $296,321 in the first six months of fiscal 2002 compared with $590,892 used in the same period of fiscal 2001. The expenditures in the first six months of fiscal 2002 were mainly for facility improvements and manufacturing equipment purchases and replacement of aging equipment at our Wilsonville, Oregon and Toronto, Canada manufacturing facilities. Cash from financing activities, including net borrowing under our existing credit line of $28,146, increases of $121,865 in long-term debt, repayments of existing debt obligations of $51,697 and payments toward accreted dividends of $12,240 resulted in net cash used of $2,649 in the first six months of fiscal 2002. This compares to cash used of $199,819 from financing activities in the same period of fiscal 2001.

The ratio of current assets to current liabilities is 0.99 at November 30, 2001 compared to 0.95 at May 31, 2001. Quick liquidity (current assets less inventories to current liabilities) is 0.57 at November 30, 2001 and 0.55 at May 31, 2001. At November 30, 2001, the Company had working capital of ($36,962) compared with working capital of ($175,166) at May 31, 2001. Trade receivables at November 30, 2001 had a 50 days average collection period compared to 53 days at May 31, 2001.

The Company has a revolving line of credit and a revolving equipment term loan. The line of credit has a maturity date of November 30, 2002. The amount available under the line of credit is limited to $2,500,000 based upon 80% of eligible accounts receivable and 40% of eligible inventory not to exceed $600,000, at the end of each reporting period. The revolving equipment term loan has a limit of $500,000. Each drawdown against the equipment term loan has a five-year amortization with an interest rate of lenders cost of funds plus 2%, fixed on the date of the drawdown. Both lines are secured with substantially all of the Company's assets, and will be repaid primarily out of the Company's receivable collections and other funds from operations. In the three-month period ended November 30, 2001 the Company was out of compliance with one operating covenant required by its lender; however, the lender provided to the Company a waver to the non-compliance.

The Company may require additional capital to finance current operations, enhance or expand its manufacturing capacity in accordance with future developments in its business strategy, or for additional working capital for inventory and accounts payable. The Company also may seek additional funds through public or private debt or through bank borrowings.

     The Company's total debt structure at November 30, 2001 is as follows:

                                                                                    Long-Term       Current Portion
     Revolving credit line at prime plus 0.25%, (5.25% at
       November 30, 2001), due November 30, 2002                                $                $     1,848,777
     Revolving Equipment term loan at 9.16%,
       due November 7, 2005                                                           38,644              10,103
     Revolving Equipment term loan at 8.27%.
       due January 10, 2006                                                           68,093              17,138
     Revolving Equipment term loan at 5.5%,
       due July 6, 2006                                                               97,113              17,685
     Capital Lease obligations, one due June 2002 and one
       due January 2005                                                               26,505              11,025
     Note payable at 6%, due May 2005                                                 30,000              10,000
     Note payable at prime less .25%, (4.75% at November 30, 2001)
       Due May 1, 2010                                                               487,747              28,005
                                                                                    --------    ----------------
     Total Bank and Term debt                                                        748,102           1,942,733
     Notes payable to related parties                                                196,227              92,941
                                                                                    --------    ----------------

     Total long and short term debt                                             $    944,329     $     2,035,674
                                                                                   =========      ==============

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on October 23, 2001 at its Wilsonville, Oregon facility. The following directors were elected at that meeting.

NAME

Ron Torland
Doug Johnson
Craig Montgomery
Kenneth L. Minton

Other items voted on at this meeting were the ratification of Moss-Adams, LLP as the independent accountants for the year ended May 31, 2002.

Item 6.   Exhibits and Reports on Form 8-K

No 8-K filings were made during the quarter ended November 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PML, INC.
                                 (Registrant)


Date:  January 9, 2002           By:   /s/ Kenneth L. Minton
                                       -----------------------------------------
                                       Kenneth L. Minton
                                       President and Chief Executive Officer