Form 10QSB
period 2002-02-28
PML INC
filed 2002-04-12
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002


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

As of February 28, 2002, there were 1,789,441 shares of Class A Common Stock with $0.01 par value outstanding, 211,551 Class B Common Shares with $0.01 par value outstanding and 4,950 Preferred Class A Stock $100 per share outstanding.

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

                          Part I. FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                          For the Fiscal Quarter Ended
                                February 28, 2002

PML, INC.
CONSOLIDATED BALANCE SHEETS
                                                                      Unaudited
                                                                     February 28,           May 31,
                                    Assets                               2002                2001
                                    ------                           ------------        ------------
Current Assets
  Cash                                                               $     44,069        $      4,275
  Trade accounts receivable, less allowance for doubtful                1,953,164           1,875,892
    accounts of $61,932 and $63,221 respectively
  Inventory                                                             1,656,484           1,599,368
  Deferred income tax asset                                               197,000             220,000
  Prepaid expenses and other                                               95,011              64,363
                                                                     ------------        ------------
     Total Current Assets                                               3,945,728           3,763,898
                                                                     ------------        ------------

Property, plant and equipment - net                                     2,478,012           2,456,818
Intangible assets - net                                                    74,807              38,721
Other assets                                                               53,992              52,788
                                                                     ------------        ------------
          Total Assets                                               $  6,552,539        $  6,312,225
                                                                     ============        ============

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current Liabilities
  Accounts payable                                                   $  1,073,616        $  1,332,323
  Accrued payroll and related                                             509,708             207,874
  Other accrued liabilities                                               405,659             407,163
  Bank line of credit                                                   1,769,190           1,820,631
  Current portion capital lease obligations                                 9,795              12,886
  Current portion of borrowings - related parties                          92,941              92,941
  Current portion of bank borrowing                                        82,931              65,246
                                                                     ------------        ------------
     Total Current Liabilities                                          3,943,840           3,939,064
                                                                     ------------        ------------

Capital lease obligations, less current portion                            24,460              30,867
Borrowings - related parties, less current portion                        191,662             205,050
Bank Borrowing, less current portion                                      701,934             654,068
                                                                     ------------        ------------
     Total Borrowings. less current portion                               918,056             889,985
                                                                     ------------        ------------

Deferred Income Tax                                                       136,000             159,000
                                                                     ------------        ------------
Stockholders' Equity
  Preferred stock, $.01 par value; 25,000 shares authorized;
    no shares issued or outstanding                                             -                   -
  Class A convertible preferred stock, stated and liquidation value $100 per share; 7,500 shares authorized; 4,950 shares
   issued and outstanding, including accreted dividends                   840,600             831,740
  Common stock, $.01 par value; 2,500,000 shares authorized;
    1,789,441 shares issued and outstanding                                17,894              17,894
  Class B common stock, $.01 par value; 250,000 shares authorized;
    211,551 shares issued and outstanding                                   2,116               2,116
  Class D common stock, $.01 par value; 100 shares authorized;
    no shares issued or outstanding.                                            -                   -
  Additional paid in capital                                              150,325             150,325
  Retained earnings                                                       543,708             322,101
                                                                     ------------        ------------
     Total Stockholders' Equity                                         1,554,643           1,324,176
                                                                     ------------        ------------

          Total Liabilities and Stockholders' Equity                 $  6,552,539        $  6,312,225
                                                                     ============        ============

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                           For The Three Months Ended     For The Nine Months Ended
                                                 February 28,                    February 28,
                                             2002            2001            2002            2001
                                         ------------    ------------    ------------    ------------

Net sales                                $ 3,092,263     $ 3,269,684     $ 9,703,180     $ 9,781,676

Cost of goods sold                         1,809,878       1,984,829       5,711,394       5,998,049
                                         ------------    ------------    ------------    ------------

     Gross profit                          1,282,385       1,284,855       3,991,786       3,783,627

Operating expenses                         1,113,023       1,108,277       3,379,092       3,384,774
                                         ------------    ------------    ------------    ------------

Operating income                             169,362         176,578         612,694         398,853

Other (income)/expense
  Interest expense                            34,257          50,346         119,929         165,110
  Other                                       32,021          57,339          91,491          63,953
                                         ------------    ------------    ------------    ------------
     Total other (income)/expense             66,278         107,685         211,420         229,063
                                         ------------    ------------    ------------    ------------

Income before income taxes                   103,084          68,893         401,274         169,790

Income tax expense                            58,107          26,939         152,445          64,520
                                         ------------    ------------    ------------    ------------

Net income                               $    44,977     $    41,954     $   248,829     $   105,270
                                         ============    ============    ============    ============


Basic income per share                   $      0.02     $      0.01     $      0.11     $      0.03
                                         ============    ============    ============    ============

Diluted income per share                 $      0.02     $      0.01     $      0.11     $      0.03
                                         ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)




                                            Class A                                   Class B
                                            Convertible            Common             Common       Additional Retained
                                          Preferred Shares    Shares                  Shares         Paid-in  Earnings
                                          SHARES    AMOUNT    SHARES   AMOUNT    SHARES    AMOUNT    Capital  (Deficit)    Total
                                          ------    ------    ------   ------   --------   ------    -------  ---------     -----
Balance, May 31, 1999                      4,950 $ 738,296  1,780,441 $ 17,804   211,551 $  2,116  $ 146,540 $(167,744)$   737,012
  Preferred Stock dividends accreted                49,348                                                     (49,348)          -
  Stock options exercised                                       5,000       50                         1,825                 1,875
  Net Income                                             -                                                     392,079     392,079
                                          ------ --------- ---------- --------  -------- --------  --------- --------- -----------
Balance, May 31, 2000                      4,950 $ 787,644  1,785,441 $ 17,854   211,551 $  2,116  $ 148,365 $ 174,987 $ 1,130,966
                                          ====== ========= ========== ========  ======== ========  ========= ========= ===========


Balance, May 31, 2000                      4,950 $ 787,644  1,785,441 $ 17,854   211,551 $  2,116  $ 148,365 $ 174,987 $ 1,130,966
  Preferred Stock dividends accreted                52,256                                                     (52,256)
  Preferred Stock dividends accreted-Paid           (8,160)                                                                 (8,160)
  Common Stock issued                                           4,000       40                         1,960                 2,000
  Net Income                                                                                                   199,370     199,370
                                          ------ --------- ---------- --------  -------- --------  --------- --------- -----------
Balance, May 31, 2001                      4,950 $ 831,740  1,789,441 $ 17,894   211,551 $  2,116  $ 150,325 $ 322,101 $ 1,324,176
                                          ====== ========= ========== ========  ======== ========  ========= ========= ===========

Balance, May 31, 2001                      4,950 $ 831,740  1,789,441 $ 17,894   211,551 $  2,116  $ 150,325 $ 322,101 $ 1,324,176
  Preferred Stock dividends accreted                27,222                                                     (27,222)
  Preferred Stock dividends accreted-Paid          (18,362)                                                                (18,362
  Net Income                                                                                                   248,829     248,829
                                          ------ --------- ---------- --------  -------- --------  --------- --------- -----------
Balance, February 28, 2002                 4,950 $ 840,600  1,789,441 $ 17,894   211,551 $  2,116  $ 150,325 $ 543,708 $ 1,554,643
                                          ====== ========= ========== ========  ======== ========  ========= ========= ===========

        The accompanying notes are an integral pat of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                For the Nine Months Ended
                                                                       February 28,
                                                                   2002           2001
                                                                ----------     ----------

Cash Flows from Operating Activities
     Net income                                                 $  248,829     $  105,270
     Adjustments to reconcile net income to
            net cash provided by (used in) operating activities
         Depreciation and amortization                             289,765        277,979
         Gain on sale of equipment                                     (43)        (8,809)
         Changes in:
            Accounts receivable                                    (77,272)       (40,959)
            Inventories                                            (57,116)       (60,272)
            Deferred income taxes                                   23,000         (3,173)
            Other assets                                           (72,943)       (61,603)
            Accounts payable and accrued liabilities                62,156        276,726
                                                                -----------    -----------
              Total adjustments                                    167,547        379,889
                                                                -----------    -----------
         Net cash from operating activities                        416,376        485,159

Cash Flows from Investing Activities
     Proceeds from sale of assets                                    1,668         11,200
     Purchase of property, plant and equipment                    (351,112)      (770,939)

                                                                -----------    -----------
         Net cash from investing activities                       (349,444)      (759,739)

Cash Flows from Financing Activities
     Net borrowing (repayments) under bank credit line             (51,441)       182,308
     Proceeds from issuance of capital lease obligations                 -         54,696
     Repayment of capital lease obligations                         (9,498)       (60,131)
     Proceeds from issuance of long-term debt                      121,865        157,473
     Repayment of long-term debt                                   (69,702)      (275,250)
     Payments toward accreted dividends                            (18,362)        (2,040)
                                                                -----------    -----------
         Net cash from financing activities                        (27,138)        57,056
                                                                -----------    -----------
Net increase (decrease) in cash                                     39,794       (217,524)

Cash at beginning of period                                          4,275        298,382
                                                                -----------    -----------

Cash at end of period                                           $   44,069     $   80,858
                                                                ===========    ===========


Supplemental Disclosures
     Interest paid                                              $  148,004     $  227,396
     Income tax paid                                                61,175          7,964
     Non Cash Items:
         Preferred stock dividends accreted                         27,222         40,486

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of PML, Inc. (the "Company") and its wholly owned subsidiary, PML Microbiologicals, Inc. The Company produces and sells diagnostic microbiology products used by both clinical and industrial microbiologists throughout the United States and Canada. In addition, the Company produces a wide variety of products on a private label basis for medical diagnostics companies worldwide.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at February 28, 2002, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the Company's annual financial statements and notes thereto, for the year ended May 31, 2001, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three-month and nine-month periods ended February 28, 2002 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Net Earnings Per Share

During the quarter ended February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under this accounting standard, the effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.

                                                        Information Needed to Calculate Basic Earnings Per Share

                                                        For the Three Months Ended      For the Nine Months Ended
                                                               February 28,                     February 28,
                                                          2002             2001             2002           2001
                                                       ----------       ----------      -----------     ----------
Net income                                             $   44,977       $   41,954      $   248,829     $  105,271
Preferred stock dividends accreted                         (7,776)         (13,035)         (27,222)       (40,486)
                                                       ----------       ----------      ------------    -----------
Net income after accretion of dividends                $   37,201       $   28,919      $   221,607     $   64,785
                                                       ==========       ==========      ===========     ==========

Average number of common shares outstanding             1,789,441        1,785,441        1,789,441      1,785,441
Average number of Class B common stock outstanding        211,551          211,551          211,551        211,551
                                                       ----------        ---------      -----------     -----


Average shares used in basic EPS calculation            2,000,992        1,996,992         2,000,992     1,996,992
                                                       ==========        =========      ============    ==========

Basic income per share                                 $     0.02        $    0.01      $       0.11    $     0.03
                                                       ==========        =========      ============    ==========




                                                       Information Needed to Calculate Diluted Earnings Per Share

                                                        For the Three Months Ended      For the Nine Months Ended
                                                               February 28,                     February 28,
                                                          2002             2001             2002           2001
                                                       ----------       ----------       -----------    ----------

Basic income                                           $   37,201       $   28,919       $  221,607     $   64,785
Preferred stock dividends accreted *                            -                -                -              -
                                                       ----------       ----------       ----------     ----------
Net income after accretion of dividends                $   37,201       $   28,919       $  221,607     $   64,789
                                                       ==========       ==========       ==========     ==========

Average number of common shares outstanding             1,789,441        1,785,441        1,789,441      1,785,441
Average number of Class B common stock outstanding        211,551          211,551          211,551        211,551
Effect of common stock equivalents                         51,114          221,300          106,807        206,544
Effect of preferred convertible stock *                         -                -               -               -
                                                       ----------       ----------        ---------     ----------

Average shares used in basic EPS calculation            2,052,106        2,218,292        2,107,799      2,203,536
                                                       ==========       ==========       ==========     ==========

Diluted income per share                               $     0.02       $     0.01       $     0.11     $     0.03
                                                       ==========       ==========       ==========     ==========

* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three-month period ended February 28, 2002 and 2001, amounts excluded were $7,776 and $13,035 of accreted dividends respectively, and 176,786 and 176,786 shares of preferred convertible stock respectively. For the nine-month period ended February 28, 2002 and 2001, amounts excluded were $27,222 and $40,486 of accreted dividends respectively, and 176,786 and 176,786 shares of preferred convertible stock respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report, including without limitation the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", includes "forward-looking statements" as that term is defined in the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "plan," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to PML or its management, are intended in part to help identify forward-looking statements. Although PML believes that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that will cause our actual results to differ from our expectations as indicated in the forward-looking statements, and those deviations may be material and adverse. These risks and uncertainties include our ability to maintain or expand our market share and production capabilities and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other businesses that produce products similar to ours; our ability to obtain additional debt financing as needed and on acceptable terms; customer acceptance of new products; the outcome of pending litigation; the regulatory environment in which we operate; the effect of foreign currency exchange rates; and general trends in the local, regional and national economies of the United States and Canada. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Canadian Currency Exchange

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

The exchange rates between the United States dollar and the Canadian dollar had been relatively consistent until early 1998. However, beginning in April 1998, the exchange rate began to decline and reached as low as $0.63 before stabilizing at about $0.67 in May 1999. Beginning in early 2000, the exchange rate again began a decline, and has continued to decline through the first nine months of fiscal 2002. The average exchange rate in fiscal 2001 was $0.66. The average exchange rate in this third quarter of fiscal 2002 was $0.63, matching its historical low, and at February 28, 2002, the exchange rate was $0.625. For the nine months ended February 28, 2002, the average exchange rate was $0.64, near its historical low.

The decline in exchange rates during the three-month period ended February 28, 2002 and 2001 resulted in a charge to earnings of approximately $32,000 and $12,000 respectively. For the nine-month period ended February 28, 2002 and 2001, the decline in the exchange rates resulted in a charge to earning of approximately $56,000 and $29,000 respectively.

Results of Operations

General

In the three-month and nine-month periods ended February 28, 2002 of fiscal 2002, the Company continued to show improvements in operating results over the same periods of fiscal 2001. Income before taxes has shown a dramatic increase during the three and nine month periods ended February 28, 2002. While sales declined from the same periods of fiscal 2001, due principally to the Canadian currency exchange deterioration, the Company continued to improve its cost of goods sold, as it had during the first and second quarters of this year. Operating expenses increased slightly in this three-month period ended February 28, 2002 over the same period of fiscal 2001; however, they have decreased from the same nine-month period of fiscal 2001. This continued improvement in operations has allowed the Company to continue its program, to improve its facilities and upgrade aging equipment by investing approximately $55,000 of cash provided from operating activities, in upgrades in these three months of fiscal 2002. This, however, along with the Company's continued pay down of previously incurred debt, continues to impact cash and working capital. See "Liquidity and Capital Resources" below for further discussion.

Three Months Ended February 28, 2002 Compared to February 28, 2001

For the three-month period ended February 28, 2002, sales decreased 5.4% or approximately $177,000 from the same period in fiscal 2001. The negative effect in the continued decline in the Canadian foreign currency exchange translation accounted for 1.8% or approximately $60,000 of the decrease in sales in this three-month period. Further, severe adverse weather in December 2001 and January 2002 on the east coast of the US and Canada, along with extended customer closures during the December 2001 holidays, not experienced in this same period of fiscal 2001, caused sales to go flat in this three-month period.

Cost of goods sold as a percentage of sales improved to 58.5% in this three-month period of fiscal 2002 compared to 60.7% for the same period of fiscal 2001. This continued improvement in cost of goods sold reflects management's continued efforts to improve efficiencies and control these costs.

Operating expenses as a percentage of sales increased to 36.0% in this three-month period of fiscal 2002 compared to 33.9% for the same period of fiscal 2001. The 2.1% increase is directly related to the decrease in sales reported above. Actual operating expenditures only increased approximately $5,000.

Other expenses decreased approximately $41,400 from the same period of fiscal 2001 primarily due to decreases in interest expense from lower borrowing requirements and decreases in the prime lending rate. However, other expenses continue to be negatively affected by the decrease in foreign currency exchange rates as described in "Canadian Currency Exchange" above.

Nine Months Ended February 28, 2002 Compared to February 28, 2001

Sales for the nine-month period ended February 28, 2002, are down 0.8% or approximately $78,500 from the same period in fiscal 2001. Excluding the negative affect caused by the continued decline in the Canadian currency exchange translation, actual sales increased 0.7% or approximately $72,800.

Cost of goods sold as a percentage of sales improved to 58.9% in this nine-month period of fiscal 2002 compared to 61.3% for the same period of fiscal 2001. Management's goal to bring it's cost of goods sold to 60% of sales or lower has been achieved in this period of fiscal 2002, and is directly related to the Company's investments made in manufacturing facilities and equipment upgrades in fiscal 2001 and 2002. Management believes that to maintain and improve on these costs, the Company will need to continue to invest in modernizing it's equipment to meet future growth and customer demands. Further, management anticipates funding of future investments in equipment to come from operating activities and bank loans.

Operating expenses as a percentage of sales increased to 34.8% in this nine-month period of fiscal 2002 compared to 34.6% for the same period of fiscal 2001. However, actual operating expenditures decreased approximately $6,000.

Other expenses decreased 7.7% or approximately $17,600 from the same period of fiscal 2001. However, if not for the negative effect as described in "Canadian Currency Exchange" above and approximately $31,400 of costs associated with the final settlement of a legal action brought against the Company, other expense would have improved an additional $58,400 or 25.5% in this nine-month period of fiscal 2002.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                     Three Months Ended                 Nine Months Ended
                                     ------------------                 -----------------
                             February 28,      February 28,       February 28,      February 28,
                             ------------      ------------       ------------      ------------
                                   2002              2001             2002              2001
                                   ----              ----             ----              ----
Net Sales                         100.0%            100.0%           100.0%            100.0%
Cost of Goods Sold                 58.5              60.7             58.9              61.3
                                 ------            ------           ------            ------
Gross Profit                       41.5              39.3             41.1              38.7
Operating Expenses                 36.0              33.9             34.8              34.6
                                 ------            ------           ------            ------
Operating Income                    5.5               5.4              6.3               4.1
Other Expense                       2.1               3.3              2.2               2.3
                                 ------            ------           -------          -------
Income before income taxes          3.4               2.1              4.1               1.8
Income tax expense                  1.9               0.8              1.6                .7
                                 ------            ------          -------            ------
Net Income                          1.5%              1.3%             2.5%              1.1%
                                 ======            ======           =======           =======

Liquidity and Capital Resources

The Company has financed its operations over the years principally through funds generated from operations and bank loans. Net cash provided by operating activities in this nine-month period of fiscal 2002 was $416,376 compared to net cash provided by operating activities of $485,159 in the same period of fiscal 2001. The decrease of $68,783 in cash provided from operating activities is directly related to the Company's commitment to pay down its accounts payable and other liabilities. Net cash used in investing activities was $349,444 in this nine-month period of fiscal 2002 compared with $759,739 used in the same period of fiscal 2001. The expenditures in this nine-month period of fiscal 2002 were mainly for facility improvements and manufacturing equipment purchases and replacement of aging equipment at our Wilsonville, Oregon and Toronto, Canada manufacturing facilities. Cash from financing activities, including net repayments under our existing credit line of $51,441, increases of $121,865 in long-term debt, repayments of existing debt obligations of $97,562 and payments toward accreted dividends of $18,362 resulted in net cash used of $27,138 in this nine-month period of fiscal 2002. This compares to cash provided from financing activities of $57,056 in the same period of fiscal 2001.

The ratio of current assets to current liabilities is 1.00 at February 28, 2002 compared to 0.95 at May 31, 2001. Quick liquidity (current assets less inventories to current liabilities) is 0.58 at February 28, 2002 and 0.55 at May 31, 2001. At February 28, 2002, the Company had working capital of $1,888 compared with negative working capital of $175,166 at May 31, 2001. Trade receivables at November 30, 2001 had a 47 days average collection period compared to 53 days at May 31, 2001.

The Company has a revolving line of credit and a revolving equipment term loan. The line of credit has a maturity date of November 30, 2002. The amount available under the line of credit is limited to $2,500,000 based upon 80% of eligible accounts receivable and 40% of eligible inventory not to exceed $600,000, at the end of each reporting period. The revolving equipment term loan has a limit of $500,000. Each drawdown against the equipment term loan has a five-year amortization with an interest rate equal to the lender's cost of funds plus 2%, fixed on the date of the drawdown. Both lines are secured with substantially all of the Company's assets, and will be repaid primarily out of the Company's receivable collections and other funds from operations. In the three-month period ended February 28, 2002 the Company was in compliance with all operating covenants required by its lender.

The Company may require additional capital to finance current operations, enhance or expand its manufacturing capacity in accordance with future developments in its business strategy, or for additional working capital for inventory and accounts payable. The Company also may seek additional funds through public or private debt or through bank borrowings.

     The Company's total debt structure at February 28, 2002 is as follows:
                                                                    Long-Term       Current Portion
                                                                   ----------       ---------------
     Revolving credit line at prime plus 0.25%, (5.0% at
       February 28, 2002), due November 30, 2002                   $                $  1,769,190
     Revolving Equipment term loan at 9.16%,
       due November 7, 2005                                           36,100              10,103
     Revolving Equipment term loan at 8.27%,
       due January 10, 2006                                           63,786              17,138
     Revolving Equipment term loan at 4.75%,
       due July 6, 2006                                               91,301              17,685
     Capital Lease obligations, one due June 2002 and one
       due January 2005                                               24,460               9,795
     Note payable at 6%, due May 2005                                 30,000              10,000
     Note payable at prime less .25%, (4.75% at November 30, 2001)
       Due May 1, 2010                                               480,746              28,005
                                                                    --------        ------------
     Total Bank and Term debt                                        726,393           1,861,916
     Notes payable to related parties                                191,662              92,941
                                                                    --------        ------------
     Total long and short term debt                                $ 918,056        $  1,954,857
                                                                   =========        ============

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

There were no legal proceedings brought against the Company in this three-month period ended February 28, 2002. On September 14, 2000 a complaint was filed in North Carolina state court in a case styled, Bayer Corporation v. VWR Scientific Products Corporation and PML Microbiologicals, Inc., alleging breaches of express and implied warranty and products liability claims. The suit seeks unspecified damages, and PML has tendered the claim to its products liability insurance carrier. While management does not believe the outcome of the case will have a material adverse effect upon PML's operating results or its financial condition, plaintiff has asserted damage ranges that substantially exceed applicable insurance coverage. There has been no material activity in this matter in this three-month period of fiscal 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended February 28, 2002.

Item 6.   Exhibits and Reports on Form 8-K

No 8-K filings were made during the quarter ended February 28, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PML, INC.
                                      (Registrant)


Date:  April 12, 2002                 By: /s/ Kenneth L. Minton
                                          -------------------------------------
                                          Kenneth L. Minton
                                          President and Chief Executive Officer