Form 10KSB
period 2002-05-31
PML INC
filed 2002-09-13
CIK 890448

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   ----------

                                   FORM 10-KSB

                                   ----------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 2002

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
                       ---

Revenues for the most recent fiscal year:  $13,244,771

The aggregate market value of voting Common Stock held by non-affiliates (based on the closing sales price on the NASD Electronic Bulletin Board) on May 31, 2001 was approximately $2,147,300.

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution  of securities  under a plan  confirmed by a court.  Yes    No X
                                                                           ---


As of May 31, 2002, there were 1,789,441 shares of Class A Common Stock with $0.01 par value outstanding, 211,551 Class B Common Stock with $0.01 par value outstanding and 4,950 Preferred Class A Stock $100 per share outstanding.

Documents incorporated by reference:  N/A

================================================================================

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

Item 7.      Financial Statements and Supplementary Data                 12 & 20

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

Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K 16

                                    PML, INC.

                         2002 FORM 10-KSB ANNUAL REPORT

Forward Looking Statements
--------------------------

This report, including without limitation the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions using currently available information. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "plan," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to PML or its management, are intended in part to help identify forward-looking statements. Although PML believes that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that will cause our actual results to differ from our expectations as indicated in the forward-looking statements, and those deviations may be material and adverse. These risks and uncertainties include our ability to maintain or expand our market share and production capabilities and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other businesses that produce products similar to ours; our ability to obtain additional debt financing as needed and on acceptable terms; customer acceptance of new products; the regulatory environment in which we operate; and general trends in the local, regional and national economies of the United States and Canada. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

                                     PART I

Item 1.  Description of Business

General
-------

PML  Microbiologicals,  Inc. is the sole  operating  subsidiary of PML, Inc. and consequently references herein to "PML" or "the Company" are used interchangeably. PML, which has been in business since 1969, markets to the clinical market (diagnosis of diseases in humans), to the industrial market (environmental and sterility testing), and to the original equipment manufacturers (OEM) market (private label clinical products). Typical customers for PML's clinical products include hospitals, clinics, and wholesalers that market to hospitals and clinics. Industrial customers include pharmaceutical companies, biotech research facilities, and food and water testing enterprises. The OEM market includes companies in the medical device industry.

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

Products
--------

The Company's product line consists of diagnostic products and supporting materials used by both clinical and industrial microbiologists. Clinical diagnostic products include, among other items, prepared culture media in

Petri dishes, tubes and bottles for use in culturing and differentiating organisms from specimens; various kits, disks and strips for rapid identification of organisms; microdilution ("MIC") panels for determining the minimum inhibitory concentration of antibiotics which may be used against the cultured organisms; and various identification stains and reagents. The Company also offers a complete line of irradiated media used for environmental monitoring and sterility testing by the pharmaceutical, biotechnology and food and beverage industries. Supporting materials include inoculating loops for inoculating a specimen into culture media; transport media for keeping specimens viable until they are delivered to the laboratory; lyophilized quality control organisms; gas generating systems for providing the proper gaseous environment for culturing organisms; swabs for collecting specimens; and various fixatives and preservatives.

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

Marketing
---------

The Company markets its products primarily in the United States and Canada through its internal sales organization and through a growing network of major distributors. Customers include both clinical and industrial microbiology laboratories. Hospital and private medical laboratories, as well as doctors' offices and clinics make up most of our clinical market. The industrial market includes food and drug packagers, food and water testing labs, and pharmaceutical and biotechnology research firms. The OEM market includes companies that manufacture medical devices or industrial equipment requiring media based suppliers.

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

In addition, the Company has increased its focus on the industrial microbiology market and OEM market, which appear to be growing at a faster pace than the clinical market. In fiscal 2002, the Company's sales in the industrial segment continued to increase, and management is optimistic about further increases in fiscal 2003.

Distribution of Products
------------------------

The Company has distribution centers in or near the following metropolitan areas; Portland, Oregon; Providence, Rhode Island; Vancouver, British Columbia; and Toronto (Mississauga), Ontario to facilitate shipping and shelf life requirements. Each distribution center has temperature-controlled storage areas and a full inventory of routinely ordered products. Each distribution center receives the bulk of its inventory from the nearest PML production plant on a weekly basis with specialty products (those other than routine prepared culture media commercially available from most suppliers) and distributed products coming from the Wilsonville plant, a Portland, Oregon suburb. The Company typically ships a complete customer order within twenty-four to forty-eight hours following receipt of the order. Depending on the size of the order, customer requirements and distance, shipments are made by local courier, international package delivery service (e.g. UPS, Federal Express) or an over the road common carrier.

Manufacturing
-------------

The majority of the Company's sales consist of products it manufactures; primarily prepared culture media in Petri dishes, tubes and bottles. The manufacturing process is essentially a mixing, filling and packaging operation. The culture medium itself is a blend of powdered nutrients, which typically include beef and soy byproducts; agar, a seaweed derivative used as a gelling agent; and other nutritional or diagnostic substances such as animal blood. For Petri dish products, the powdered nutrients are blended and rehydrated, with the resulting liquid sterilized in pressure vessels and aseptically dispensed into presterilized plastic Petri dishes. As the medium cools, it gels into a semi-solid state and is then packaged for sale. Tubed and bottled media are prepared in a similar manner except that these products are usually sterilized after they are dispensed.

With the exception of small batches, the Company produces most of its products on custom-designed semi-automated production equipment. For example, empty Petri dishes are loaded into a filling machine where automated dispensing pumps fill a measured amount of culture medium into each dish. The dish moves onto a refrigerated cooling conveyor where gelling occurs; it is then stacked and packaged. The finished products are stored in a quarantine area until quality control testing is complete and the batch is approved for distribution.

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

Employees
---------

On May 31, 2002 and 2001, the Company had approximately 151 and 155 full time employees respectively. Minor fluctuation in the number of employees occurs in the ordinary course throughout the year as manufacturing demand changes. The Company's employees are located throughout North America with the heaviest concentrations in Wilsonville, Oregon (a suburb of Portland, Oregon), and Mississauga, Ontario (a suburb of Toronto, Ontario), Canada.

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

In fiscal 2001, the Company made a commitment to become certified under one of the International Standardization Organization (ISO) 9000 Series Standards, committing to ISO 9001 standard "Quality System". The Company's Wilsonville, Oregon facility achieved ISO 9001 and ISO 13485 certification in April of fiscal 2001. The Company's other three facilities, Providence, Rhode Island, Mississauga, Ontario and Richmond, British Columbia achieved ISO certification in Fiscal 2002.

Effective January 2003, Canada will require Canadian manufactures, related to the class of the device, to be certified to ISO 13485 or 13488 quality standards. The Company's goal is to use the ISO 13485 certificate to demonstrate compliance with the quality system requirements of Canada.

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

                                Approximate        Approximate
                               Square Footage     Square Footage        Lease
         Location              Manufacturing   Admin & Distribution  Expiration
         --------              -------------   --------------------  ----------
OWNED:
  Mississauga, Ontario          16,000             3,000                   N/A

LEASED:
  Wilsonville, Oregon            9,000            34,000             June 2004
  Providence, Rhode Island           -            12,000           April, 2004
  Richmond, British Columbia         -             5,100            June, 2005

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

The lease on the Wilsonville, Oregon facility, which ends June 30, 2004, allows two successive options to renew the lease for two (2) successive terms of four
(4) years each, which must be exercised one at a time in succession. The lease on the Providence, Rhode Island facility ends April 30, 2004, is the last option to renew the original lease signed on June 23, 1994. The lease on the Richmond, British Columbia facility was renewed July 1, 2002 for a three-year term ending June 30, 2005, converting if not renewed, to a month-to-month rental agreement. The Company does not expect any material difficulty in extending or renewing any of its leases as they come due.

Item 3.  Legal Proceedings

The Company occasionally has been made a party to incidental suits or other legal actions arising in the ordinary course of its business. As previously reported, on September 14, 2000 a complaint was filed naming the Company as a defendant in a lawsuit filed by Bayer Corporation in North Carolina state court. The case, Bayer Corporation v. VWR Scientific Products Corporation and PML Microbiologicals, Inc., alleged breaches of express and implied warranty and products liability claims. Bayer had sought unspecified damages, and PML tendered the claim to its products liability insurance carrier. On July 25, 2002, all matters between the parties were satisfactorily resolved and all claims between and among PML Inc., its subsidiaries, and all plaintiffs relating to allegations that involve PML, Inc. were subsequently dismissed. The settlement agreement had no financial impact on PML's operating results or financial condition in past or future reporting periods.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter ended May 31, 2002

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Class A Common Stock trades on the NASD Over-the-Counter Bulletin Board system under the symbol "PMLI." The following table sets forth the high and low closing bid prices for the last two years as reported by PinkSheets LLC, (formerly The National Quotation Bureau).

              For the Quarterly             High               Low
              Period Ended                Bid Price         Bid Price
              ------------                ---------         ---------

              May, 2002                   $1.40000          $0.51000
              February, 2002              $0.75000          $0.40000
              November, 2001              $1.01000          $0.55000
              August, 2001                $1.25000          $1.01000
              May, 2001                   $1.39000          $1.07000
              February, 2001              $1.25000          $1.25000
              November, 2000              $2.12500          $1.25000
              August, 2000                $1.37500          $0.75000

The Company has not paid any cash dividends on the Class A Common Stock in the past and anticipates that, for the foreseeable future, it will retain all earnings for use in its business. The Company's loan agreement with its lender does not allow the Company to declare or pay cash dividends on Class A Common Stock without the consent of the lender. There were approximately 1,076 record holders of the Class A Common Stock as of May 31, 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Canadian Currency Exchange
--------------------------

PML, Inc. is incorporated in the United States but has several significant operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the U.S. dollar, the Company must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles. Unlike many of its competitors, the Company manufactures in both the United States and Canada and ordinarily receives approximately 35% of its revenues from Canadian sales.

The currency exchange rates between the United States dollar and the Canadian dollar for the past four years has been very unstable declining from a high but stable rate of $0.73 in early 1998, to reaching an historical low of $0.625 in February 2002 before showing any improvement. For the quarter ended May 31, 2002 and May 31, 2001, the average rate was $0.64 and $0.65 respectively, and at May 31, 2002 the exchange rate stood at $0.65.

The slight improvement in the exchange rates during the three-months ended May 31, 2002 resulted in a gain to earnings of approximately $13,000. For the twelve months ending May 31, 2002 and May 31, 2001, the average exchange rate was $0.64 and $0.66 respectively, and as reported above the rate at May 31, 2002, stood at $0.65, resulting in a charge to earnings of approximately $43,400 in fiscal 2002, compared to a charge of approximately $30,500 during fiscal 2001.

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

Results of Operations
---------------------

General

The Company's operating results showed dramatic improvement in nearly all areas of manufacturing and sales margins. Despite inflationary trends, operating expenses remained virtually flat over the prior year. However, the continued decline in the Canadian currency exchange rate during fiscal 2002 negatively affected sales revenue. Non-operating expenses, primarily interest, also improved during fiscal 2002 because of favorable interest rates and debt pay down.

All of these factors contributed to the dramatic improvement in income before taxes. The fiscal 2002 pre tax income of $701,775 is over 96% higher than fiscal 2001. Detailed discussions of the comparison of the operating results for the forth quarter and the fiscal years of 2002 and 2001 follow.

Three Months Ended May 31, 2002 Compared to May 31, 2001

In this three-month period sales increased 1.8% or approximately $63,000 over the same period in fiscal 2001. There was no measurable effect on sales in this three-month period related to the Canadian currency exchange.

Cost of goods sold continued to improve in this three-month period with the Company realizing a 57.7% rate to sales compared to a 59.7% rate in this same period of fiscal 2001. All manufacturing functions (i.e., material yield, labor utilization, purchase variances, etc.) improved as a result of management controls and monitoring. Management believes that this level of cost of goods sold will continue and reflects the return on investment the Company has made in equipment upgrades and facility improvements in its US and Canada manufacturing areas.

Operating expenses for this three-month period increased approximately $29,000 over operating expenses for the same period of fiscal 2001, but as a percent of sales increased only 0.3%.

Other expenses decreased approximately $45,000 or 80.0% in this three-month period from the same period of fiscal 2001. This improvement is attributed to decreases in interest expense due to lower interest rates and less reliance on the Company's credit line facility, and a gain to earnings of approximately $13,000 due to an improvement in the Canadian exchange translation as reported above under Canadian Currency Exchange.

Fiscal Year May 31, 2002 Compared to Fiscal Year May 31, 2001

Sales were flat for the twelve-month period ended May 31, 2002 when compared to the same period of fiscal 2001, declining approximately 0.1% or approximately $15,000. However, excluding the negative effect of the continued decline in the Canadian exchange translation as reported above under "Canadian Currency Exchange", actual sales would have increased 1.2%, or approximately $157,000, had the rate between these two periods stayed the same.

Cost of goods sold as a percentage of sales improved to 58.5% in fiscal 2002 compared to 60.9% in fiscal 2001. Management's goal to bring its cost of goods sold to 60.0% of sales or lower was achieved in the third quarter of fiscal 2002, and is directly related to management controls and monitoring, and the investments made by the Company in manufacturing facilities and equipment upgrades in fiscal 2001 and 2002. Management expects to maintain this level of cost-to-sales ratio, but the Company will have to continue to invest in modernizing its equipment to meet future growth and customer demands. Further, management believes that any future investment in equipment or facility improvements can be funded from current operating activities and bank loans.

Operating expense as a percent of sales increased to 34.5% in fiscal 2002 compared to 34.3% in fiscal 2001, or approximately $23,700.

Other expense decreased 22.0% or approximately $62,600 from fiscal 2001, and is directly related to reduced interest expense due to decreases in the interest rate and less dependency of the Company on its line of credit. However, if adjusted for approximately $31,400 of costs associated with the final settlement of a legal action as reported in the Company's 10-QSB for the fiscal quarter ended August 31, 200, not associated with the legal action discussed above under "Item 3. Legal Proceedings", other expense would have improved an additional 11.0%.

The following table presents the percentage relationship between certain items in the Company's Consolidated Statements of Operations and Net Sales for the periods indicated.

                                       Three Months Ended         Year Ended
                                       ------------------         ----------
                                            May 31,                May 31,
                                            -------                -------
                                        2002        2001       2002        2001
                                        ----        ----       ----        ----

         Net Sales                     100.0%      100.0%     100.0%      100.0%
         Cost of Goods Sold             57.7        59.7       58.5        60.9
                                      ------      ------     ------      ------
         Gross Profit                   42.3        40.3       41.5        39.1
         Operating Expense              33.5        33.3       34.5        34.3
                                      ------      ------     ------      ------
         Operating Income                8.8         7.0        7.0         4.8
         Other expense                   0.3         1.6        1.7         2.1
                                      ------      ------     ------      ------
         Income before income taxes      8.5         5.4        5.3         2.7
         Income tax expense (benefit)   (0.1)        3.0        1.2         1.2
                                      -------    -------     ------      ------
         Net income                      8.6%        2.4%       4.1%        1.5%
                                      =======    =======     ======      ======

Liquidity and Capital Resources
-------------------------------

As discussed in "General" above, in fiscal 2002 the Company continued it's program to invest in facility improvements and upgrade aging manufacturing equipment. Of these improvements, approximately $330,000 utilized existing cash generated from operations. In addition, approximately $370,000 of cash was utilized to pay down debt and reduce current liabilities. Because of the positive direction in the Company's operations, this consumption of approximately $700,000 had no negative effect in the cash position of the Company or the financial ratios of the Company for the fiscal year ended May 31, 2002.

The ratio of  current  assets to  current  liabilities  is 1.07 at May 31,  2002 compared to 0.95 at May 31, 2001. Quick liquidity (current assets less inventories divided by current liabilities) was 0.59 at May 31, 2002 and 0.55 at May 31, 2001. At May 31, 2002, the Company had working capital of $234,530 compared with working a capital deficit of ($175,166) at May 31, 2001. Trade receivables at May 31, 2002 had a 52 days average collection period compared to 53 days at May 31, 2001.

The Company has financed its operations over the years principally through funds generated from operations and bank loans. Net cash provided by operating activities was $655,128 in fiscal 2002 compared to net cash provided by operating activities of $504,011 in fiscal 2001. Net cash used in investing activities was $448,707 in fiscal 2002 compared with $832,360 used in fiscal 2001. The expenditures in fiscal 2002, as in fiscal 2001, were mainly for manufacturing facility improvements and equipment purchases in Toronto, Canada and replacement of aging equipment at our Wilsonville, Oregon manufacturing facility. Cash from financing activities, including net repayments toward our existing credit line of $121,907, increases of $121,865 in long-term debt and repayments of existing debt obligations of $117,335 and payments toward accreted dividends of $24,480, resulted in net cash used of $141,857. This compares to cash provided of $34,242 from financing activities in fiscal 2001, primarily from increases in the Company's credit line facility and increases in long-term debt.

The Company has a revolving line of credit and a revolving equipment term loan. The line of credit has a maturity date of November 30, 2002; each drawdown against the equipment term loan has a five-year amortization. The amount available under the line of credit is limited to $2,500,000 based upon 80% of our eligible accounts receivable and 40% of eligible inventory not to exceed $600,000, at the end of each reporting period. The revolving equipment term loan has a limit of $500,000. Both lines are secured with substantially all of the Company's assets, and will be repaid primarily out of the Company's receivable collections and other funds from operations. As of May 31, 2002 the Company was in compliance with all operating covenants required by its lender.

The Class A convertible preferred shares have a provision that calls for the accretion of dividends annually at a rate of prime plus 1.5%. As of May 31, 2002, accreted dividends totaled $347,388. See Note 8 of the Notes to Consolidated Financial Statements. The Company's revolving line of credit and revolving equipment term loan, limit the Company's ability to pay dividends accrued on these securities.

The Company may require additional capital to finance current operations, enhance or expand its manufacturing capacity in accordance with future developments in its business strategy, or for additional working capital for inventory and accounts receivable. The Company may also seek additional funds through public or private debt or through bank borrowings.

Our total debt structure at May 31, 2002 is as follows:
                                                                Long-Term       Current Portion
                                                                ---------       ---------------
     Revolving credit line at prime plus .25%, (5.0% at
       May 31, 2002), due November 30, 2002                             -            $1,698,724
     Equipment term loan accruing interest at
       9.16%, due November 30, 2005                                33,461                10,103
     Equipment term loan accruing interest at
       8.27%, due November 30, 2005                                59,330                17,138
     Equipment term loan accruing interest at
       8.27%, due November 30, 2005                                85,345                17,685
     Capital Lease obligations, one due June 2002 and one
       due January 2005                                            22,356                 8,511
     Note payable at 6%, due May 2005                              20,000                10,000
     Note payable at prime less .25% (4.5% at May 31, 2002)
       due May 1, 2010                                            473,745                28,005
                                                                 --------        --------------
     Total Bank and Term debt                                     694,237            $1,790,166
                                                                 --------        --------------
     Notes payable to related parties                             186,968                92,941
                                                                 --------        --------------
     Total long and short term debt                             $ 881,205            $1,883,107
                                                                =========        ==============


Critical Accounting Policies
----------------------------

The Company's significant accounting policies are described in Note 2 to the financial statements included in Item 13 of the Annual Report on Form 10-KSB. The Company believes its most critical accounting policy is the allowance for doubtful accounts.

Estimates for inventory obsolescence reserves are developed using inventory aging reports for finished goods, work-in-progress and raw materials, combined with historical usage, forecasted usage and inventory shelf-life. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

The $50,000 estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the accounts receivable aging categories are updated.

Recently issued accounting standards - In June 2001 the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS No. 143 as of June 1, 2003. The Company expects that there will be no effect on our financial results relating to the adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 as of June 1, 2002. The Company expects that there will be no effect on our financial results relating to the adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). The Company expects to adopt the provisions of SFAS No. 145 in its fiscal year ending May 31, 2003. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. The Company expects there will be no effect on its financial results relating to the adoption of SFAS No. 146.


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Personnel; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers of the Company
-----------------------------------------------

The directors and executive officers of the Company at May 31, 2002 are as follows:
                                                                 Term as
                Name                Position                 Director Expires
                ----                --------                 ----------------

         A. Ron Torland        Chairman of the Board             2002
                               Secretary, Treasurer

         Kenneth L. Minton     President and
                               Chief Executive Officer
                               Director                          2002

         Douglas C. Johnson    Director                          2002

         Craig S. Montgomery   Director                          2002


A. Ron Torland, age 55, has been employed by the Company or its predecessor since 1970. He became Chairman of the Board in 1988, was Chief Executive Officer from 1988 to 1996, and was President from 1982 to 1988. He was Treasurer from 1972 to 1996 and a member of the Board of Directors since the Company was incorporated in 1972. Mr. Torland holds a B.S. degree in business administration and served in the U.S. Army from 1968 to 1970.

Kenneth L. Minton, age 52, was hired as the Company's President and Chief Executive Officer in April, 1996, and was elected to the Board of Directors in November, 1997. Prior to joining PML, he was President and Chief Operating Officer of Hind, Inc., a manufacturer and distributor of high end sports apparel from 1993 to 1996, and Vice President of Microwave Applications Group, an electronics manufacturer, from 1985 to 1993. Prior to 1985, Mr. Minton had extensive experience in operations, finance, sales and marketing in several industries. Mr. Minton holds a B.S. degree in Business Administration.

Douglas C. Johnson, age 46, has been a director of the Company since March 1996. He holds a B.A. degree in Music from Fort Wright College in Spokane, Washington, and a Masters Degree from the University of Southern California in Los Angeles. He has been a professional opera singer for 13 years, performing in Europe for nine years. Mr. Johnson returned to the US in 1995 and joined the Company in November, 1995. He currently holds a position in the Company as Project Manager.

Craig S. Montgomery, Ph.D., 48 has been a director of the Company since March 1996. He is a licensed clinical psychologist. From 1983 to 1991, he was Program Director of New Day Center, Portland, Oregon, a residential and outpatient facility for chemical dependency treatment. From 1991 to 1993, he was Clinical Supervisor of both the New Day Center and the Dual Diagnosis program at Portland Adventist Hospital and Caremark Behavioral Health Services. He is now in private practice. Dr. Montgomery holds a Masters Degree from Pepperdine University and a Ph.D. from the California School of Professional Psychology in San Diego, California.

No director holds a directorship in any other Company reporting under the Securities and Exchange Act of 1934.

Significant Employees

There are no significant employees as defined by the SEC other than those listed above.

Family Relationships
---------------------

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

Item 10.  Executive Compensation

The information required in response to Item 10 shall appear in our definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with PML's 2002 Annual Meeting, and it is incorporated herein by reference when filed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the ownership of issued and outstanding shares of the Company as of the date hereof by each director, executive officer, and person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities as of July 31, 2001.

Amount and              Name and Address                Nature of      Percent
Title of                of Beneficial                   Beneficial     of Class
Class                   Owner                           Ownership
-------------------------------------------------------------------------------

Class A Common Shares   A. Ron Torland                  183,381 (a)     10.3%
                        10595 SW Kiowa Street
                        Tualatin, OR  97062

Class A Common Shares   Julian G. Torland               144,705 (e)(f)   8.1%
                        11100 SW North Dakota Street
                        Tigard, OR  97223

Class A Common Shares   Douglas C. & Joanne E. Johnson  266,832 (b)     14.9%
                        21860 SW 103rd Ct.
                        Tualatin, OR  97062

Class A Common Shares   Craig S. Montgomery             167,243 (c)      9.4%
                        12600 SE Rachella Court
                        Boring, OR  97009

Class A Common Shares   Marcia & Stan Drake             121,243          6.8%
                        28890 S. Beavercreek Rd.
                        Mulino, OR  97042

Item 11. Security Ownership of Certain Beneficial Owners and Management (Continued)

Class A Common Shares   Mary Lou Ham                    167,243 (d)      9.4%
                        1051 Windsong Lane
                        Moscow, ID  83843

Class B Common Shares   A. Ron Torland                  142,902         67.5%
                        10595 SW Kiowa Street
                        Tualatin, OR  97062

Class B Common Shares   Julian G. Torland                68,649         32.5%
                        11100 SW North Dakota Street
                        Tigard, OR  97223
Class A Convertible
Preferred Shares        Arthur N. and Bessie M. Torland   1,250         25.2%
                        10755 SW Lucas Dr.
                        Tualatin, OR  97062

Class A Convertible
Preferred Shares        Julian G. Torland                   700         14.1%
                        11100 SW North Dakota Street
                        Tigard, OR  97223

Class A Convertible
Preferred Shares        Douglas C. & Joanne E. Johnson    1,800         36.3%
                        21860 SW 103rd CT.
                        Tualatin, OR  97062

Class A Convertible     A. Ron Torland                      300          6.1%
Preferred Shares        10595 SW Kiowa Street
                        Tualatin, OR  97062

Class A Convertible     Craig S. Montgomery                 300          6.1%
Preferred shares        12600 SE Rachella Court
                        Boring, OR  97009

Class A Convertible     Marcia & Stan Drake                 300          6.1%
Preferred Shares        28890 S. Beavercreek Rd
                        Mulino, OR  97042

Class A Convertible     Mary Lou Ham                        300          6.1%
Preferred Shares        1051 Windsong Lane
                        Moscow, ID  83843

--------------------------------------------------------------------------------

a) Includes 1,000 shares owned by Janice Torland, Ron Torland's wife. Also includes 23,500 shares owned by Kris Torland, Ron Torland's daughter. Ron Torland disclaims any beneficial interest in these shares.
b) Includes 96,743 shares owned by Joanne Johnson, Doug Johnson's wife. Includes 70,500 shares owned by the Johnson children.
c)   Includes 70,500 shares owned by the Montgomery children.
d) Includes 70,500 shares owned by the three Ham children. However, two of the Ham children are adults who own 47,000 and Mary Lou Ham disclaims any beneficial interest in these shares.
e) In June 1998 Mr. Torland gifted 54,625 Common shares to his children and 15,000 Common shares to his wife, and Julian G.Torland disclaims any beneficial interest in these shares.
f)   Includes 15,000 shares owned by Mary H Torland, Julian Torland's wife.
g) In fiscal 2002 Arthur N. and Bessie M. Torland gifted 300 shares each to Joanne E. Johnson, A. Ron Torland, Craig Montgomery, Marcia & Stan Drake and Mary Lou Ham, and Arthur N. and Bessie M. Torland disclaims any beneficial interest in these shares.
--------------------------------------------------------------------------------

The directors and officers of the Company, as a group, own 355,213 common shares, representing 19.9% of that class, and 142,902 shares of Class B Common shares, representing 67.5% of that class, and 2,100 shares of Class A Convertible Preferred, representing 42.4% of that class.

There are no arrangements, which may result in a change of control of the Company.


Item 12.  Certain Relationships and Related Transactions

The Company currently leases equipment from Arthur & Bessie Torland, Julian Torland, and Ron Torland, some of whom hold more than ten percent of certain classes of voting securities of the Company under two operating leases. Total rental expense incurred under these two operating leases was approximately $78,000 in both fiscal 2002 and 2001, (See Note 11 on Notes to Consolidated Financial Statements). The Company's Board of Directors believes that the lease terms on this equipment approximate market value.

There are no other transactions, or series of similar transactions, involving amounts in excess of $60,000.


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits
------------
Exhibit           Description of Exhibit
-------           ----------------------
23.1     Consent of independent accountants
99.1     Certification of Principal Executive Officer
99.2     Certification of Principal Financial Officer

Upon written request to the corporate secretary, the Company will deliver or cause to be delivered to the requesting person a copy of the registrant's proxy statement for the annual meeting of shareholders to be held on Tuesday, October 29, 2002, which proxy statement contains information required by part III of form 10-KSB. Requests should be directed to A. Ron Torland, Corporate Secretary, PML Inc., 27120 SW 95th Ave, Wilsonville, Oregon, 97070. Interested persons also may obtain copies through the Securities and Exchange Commission's Electronic Data Retrieval database via the Internet at http://www.sec.gov.

Item 14. Controls and Procedures.

The Registrant's Chief Executive Officer and Chief Financial Officer, as well as the Registrant's Comptroller, have evaluated the Registrant's disclosure controls and procedures within the 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Based upon such review, the Chief Executive Officer/Chief Financial Officer and the Comptroller have concluded that the Registrant has in place controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CERTIFICATION
-------------

I, Kenneth L. Minton, Chief Executive Officer and Chief Financial Officer, and I, Ron Horne, Comptroller, certify that:

1. I have reviewed this annual report on Form 10-KSB of PML, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 29, 2002


                            /s/KENNETH L. MINTON
                            --------------------
                            Kenneth L. Minton
                            Chief Executive Officer and Chief Accounting Officer





                            /s/RON HORNE
                            --------------------
                            Ron Horne
                            Comptroller

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Wilsonville, State of Oregon, on August 28, 2002.

                            PML, INC.
                            By: /s/ KENNETH L. MINTON
                            ------------------------------------------
                            Kenneth L. Minton, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on August 28, 2002, on behalf of the Company and in the capacities indicated.

                                           Signatures        Title

/s/ Kenneth L. Minton             President and Chief Executive Officer
---------------------------       Director
Kenneth L. Minton

/s/A. Ron Torland                 Chairman of the Board, Secretary
---------------------------       Treasurer
A. Ron Torland

/s/Doug C. Johnson                Director
---------------------------
Doug C. Johnson

/s/Craig S. Montgomery            Director
---------------------------
Craig S. Montgomery

                                    PML, INC.
                                   ----------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                                   ----------
                              MAY 31, 2002 AND 2001

CONTENTS
--------------------------------------------------------------------------------



                                                                         Page
                                                                         ----

INDEPENDENT AUDITOR'S REPORT                                              20


CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated balance sheets                                           21
    Consolidated statements of income                                     22
    Consolidated statement of changes in stockholders' equity             23
    Consolidated statements of cash flows                                 24
    Notes to financial statements                                       25 - 40

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
PML, Inc.


We have audited the accompanying balance sheet of PML, Inc. as of May 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PML, Inc. as of May 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Moss Adams LLP
------------------
MOSS ADAMS LLP


Beaverton, Oregon
July 24, 2002

                                    PML, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                                             May 31,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
                                     ASSETS
CURRENT ASSETS                       ------
    Cash                                                           $    68,839      $    4,275
    Trade accounts receivable, net                                   1,859,386       1,875,892
    Inventories                                                      1,709,893       1,599,368
    Prepaid expenses and other                                          55,186          64,363
    Deferred income tax asset                                          125,000         220,000
                                                                   ------------    ------------
              Total current assets
                                                                     3,818,304       3,763,898
                                                                   ------------    ------------

PROPERTY, PLANT, AND EQUIPMENT, net                                  2,476,384       2,456,818
INTANGIBLE ASSETS, net                                                  87,454          38,721
OTHER ASSETS                                                            53,038          52,788
                                                                   ------------    ------------

                                                                   $ 6,435,180     $ 6,312,225
                                                                   ============    ============
           LIABILITIES AND STOCKHOLDERS EQUITY
           -----------------------------------
CURRENT LIABILITIES
    Bank line of credit                                            $  1,698,724    $  1,820,631
    Accounts payable                                                    875,866       1,332,323
    Accrued salaries and wages                                          521,284         207,874
    Other accrued liabilities                                           303,517         407,163
    Current portion of capital lease obligations                          8,511          12,886
    Current portion of long-term debt - related parties                  92,941          92,941
    Current portion of long-term debt                                    82,931          65,246
                                                                   -------------   -------------

              Total current liabilities                               3,583,774       3,939,064
                                                                   -------------   -------------

CAPITAL LEASE OBLIGATIONS, less current portion                          22,356          30,867
                                                                   -------------   -------------

LONG TERM DEBT, related parties less current portion                    186,968         205,050
                                                                   -------------   -------------

LONG TERM DEBT, less current portion                                    671,881         654,068
                                                                   -------------   -------------

DEFERRED INCOME TAX LIABILITY                                           117,000         159,000
                                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 per share; 25,000 shares authorized;
      no shares issued or outstanding                                         -               -
    Class A convertible preferred stock, stated and liquidation value $100 per share; 7,500 shares authorized; 4,950 shares
      issued and outstanding, including accreted dividends              842,388         831,740
    Common stock, $.01 par value; 2,500,000 shares authorized;
      1,789,441 shares issued and outstanding                            17,894          17,894
    Class B common stock, $.01 par value; 250,000 shares
      authorized; 211,551 shares issued and outstanding                   2,116           2,116
    Class D common  stock, $.01 par value; 100 shares authorized;
      no shares issued or outstanding                                         -               -
    Additional paid-in-capital                                          150,325         150,325
    Retained earnings                                                   840,478         322,101
                                                                   -------------   -------------

                                                                      1,853,201       1,324,176
                                                                   -------------   -------------

                                                                   $  6,435,180    $  6,312,225
                                                                   =============   =============

See accompanying notes.                21
--------------------------------------------------------------------------------

                                    PML, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                  Year ended May 31,
                                           -------------------------------
                                               2002              2001
                                           -------------     -------------

NET SALES                                  $ 13,244,771      $ 13,259,853

COST OF GOODS SOLD                            7,753,766         8,074,319
                                           -------------     -------------

GROSS PROFIT                                  5,491,005         5,185,534

OPERATING EXPENSES                            4,566,476         4,542,779
                                           -------------     -------------

OPERATING INCOME                                924,529           642,755

OTHER EXPENSE
     Interest expense                           155,101           218,211
     Miscellaneous                               67,653            67,134
                                           -------------     -------------
                                                222,754           285,345
                                           -------------     -------------

NET INCOME BEFORE INCOME
     TAX PROVISION                              701,775           357,410

INCOME TAX EXPENSE                              148,270           158,040
                                           -------------     -------------

NET INCOME                                 $    553,505      $    199,370
                                           =============     =============


NET INCOME PER COMMON SHARE
     Basic                                 $       0.26      $       0.07
                                           =============     =============
     Diluted                               $       0.24      $       0.07
                                           =============     =============




See accompanying notes.                22
--------------------------------------------------------------------------------

                                    PML, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                 Class A                              Class B    Additional
                                               Convertible          Common            Common      Paid-in   Retained
                                            Preferred Shares        Shares            Shares      Capital   Earnings      Total
                                            ----------------  ------------------  --------------  --------  ---------  ----------
BALANCE, MAY 31, 2000                       4,950   $787,644  1,785,441  $17,854  211,551 $2,116  $148,365  $ 174,987  $1,130,966

  Preferred stock dividends accreted            -     55,256          -        -        -      -         -    (52,256)          -
  Preferred stock dividends accreted - paid           (8,160)                                                              (8,160)
  Common stock issued                           -          -      4,000       40        -      -     1,960         -        2,000
  Net income                                    -          -          -        -        -      -         -    199,370     199,370

                                            ------  --------  ---------  -------  -------  -----  --------  ---------  ----------

BALANCE, MAY 31, 2001                       4,950    831,740  1,789,441   17,894  211,551  2,116   150,325    322,101   1,324,176
                                            ------  -------   ---------  -------  -------  -----  --------  ---------  ----------
  Preferred stock dividends accreted            -     35,128          -        -        -      -         -    (35,128)          -
  Preferred stock dividends accreted - paid     -    (24,480)         -        -        -      -         -          -     (24,480)
  Net income                                    -        -            -        -        -      -         -    553,505     553,505
                                            ------  --------  ---------  -------  -------  -----  --------  ---------  ----------
BALANCE, MAY 31, 2002                       4,950   $842,388  1,789,441  $17,894  211,551 $2,116  $150,325  $ 840,478  $1,853,201
                                            ======  ========  =========  =======  =======  =====  ========  =========  ==========







See accompanying notes.                23
--------------------------------------------------------------------------------

                                    PML, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               Year ended May 31,
                                                          ----------------------------
                                                              2002            2001
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $ 553,505       $ 199,370
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                         379,470         365,259
        Deferred income taxes                                  53,000         120,000
        Loss (gain) on disposition of assets                    2,568          (8,808)
     Changes in:
        Accounts receivable                                    16,506          (4,834)
        Inventories                                          (110,525)        (89,232)
        Prepaid expenses and other assets                     (39,806)        (61,944)
        Accounts payable and accrued liabilities             (199,590)        (15,800)
                                                          ------------    ------------

              Net cash from operating activities              655,128         504,011
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets                               2,520          17,450
     Purchase of property, plant and equipment               (451,227)       (849,810)
                                                          ------------    ------------

              Net cash from investing activities             (448,707)       (832,360)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (payments)/borrowings on line of credit             (121,907)        223,012
     Principal payments on notes payable - related parties    (18,082)        (30,224)
     Proceeds from issuance of capital lease obligations            -          54,696
     Principal payments on capital lease obligations          (12,886)        (63,088)
     Proceeds from long-term borrowings                       121,865         157,473
     Principal payments on long-term debt                     (86,367)       (301,467)
     Payments on accreted dividends                           (24,480)         (8,160)
     Proceeds from issuance of common stock                         -           2,000
                                                          ------------    ------------

              Net cash from financing activities             (141,857)         34,242
                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH                                64,564        (294,107)

CASH AND CASH EQUIVALENTS, beginning of year                    4,275         298,382
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                       $ 68,839        $  4,275
                                                          ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
        Interest paid                                       $ 190,196       $ 293,309
        Income tax paid                                      $ 81,175        $ 11,638
        Non-cash items:
           Preferred stock dividends accreted                $ 35,128        $ 52,256


See accompanying notes.                24
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

         Principles of consolidation - The accompanying consolidated financial statements include the accounts of PML, Inc. and its wholly-owned subsidiary, PML Microbiologicals, Inc. All significant intercompany transactions and balances have been eliminated.

         Revenue recognition - The contractual sales terms with the Company's customers is FOB shipping point, whereby title to the goods passes to the buyer at the time of shipment. Thus, sales revenue, net of allowances, is recognized at the time the Company's product is shipped to its customers.

         Cash and cash equivalents - For the purpose of the statement of cash flows, the Company considers highly liquid investments with a maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions.

         Accounts receivable - The Company generally does not require collateral or other security to support accounts receivable. Management periodically assesses the collectibility of accounts receivable. This assessment provides the basis for the allowance for doubtful accounts and related bad debt expense. An allowance for doubtful accounts of $50,049 and $52,793 was recorded at May 31, 2002 and 2001, respectively.

         Inventories - Inventories are stated at cost which was lower than market. Cost is determined by the first-in first-out method.



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

         Intangible assets - Intangible assets are comprised of approved patents and patents in process of registration. Patents are amortized over the life of the patent as they are received.

         Income taxes - The Company accounts for income taxes on the liability method. The liability method recognizes the amount of tax payable at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of currently enacted tax laws and rates. The accumulated tax effect of all temporary differences is presented as deferred income tax assets and liabilities within the balance sheet.

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

         Foreign currency - The functional currency for the Canadian operations is the U.S. dollar. Gains and losses resulting from the translation of foreign currency amounts to the functional currency are included in the results of operations. Net currency transaction losses from Canada were $43,436 and $30,481 in 2002 and 2001, respectively.

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



                                       26
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

         Shipping and handling fees and costs - In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as costs of sales or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs are included in cost of goods sold.

         Research and development costs - Research and development costs are expensed as incurred.

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

         Use of estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from such estimates.

         Recently issued accounting standards - In June 2001 the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS No. 143 as of June 1, 2003. The Company expects that there will be no effect on our financial results relating to the adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143.



                                       27
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 as of June 1, 2002. The Company expects that there will be no effect on our financial results relating to the adoption of SFAS No. 144.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). The Company expects to adopt the provisions of SFAS No. 145 in its fiscal year ending May 31, 2003. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires
         companies  to  recognize   costs   associated  with  exit  or  disposal
         activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002. The Company expects there will be no effect on its financial results relating to the adoption of SFAS No. 146.

         Reclassifications - Certain  reclassifications were made to the May 31,
         2001   balance   sheet  in  order  to  conform  to  the  May  31,  2002
         presentation. These reclassifications had no effect on net income.


NOTE 3    -       INVENTORIES

         Inventories consist of:

                                                       May 31,
                                             ----------------------------
                                                 2002            2001
                                             ------------    ------------

                  Raw materials              $ 1,050,800       $ 968,802
                  Work-in-process                 37,431          37,124
                  Finished goods                 621,662         593,442
                                             ------------    ------------

                                             $ 1,709,893     $ 1,599,368
                                             ============    ============




--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4    -    PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                              May 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

               Land                                  $  98,541       $  98,541
               Building                                928,568         929,389
               Manufacturing equipment               3,111,338       3,005,373
               Office furniture and equipment          869,354       1,329,234
               Service vehicles                          7,981          11,504
               Leasehold improvements                  669,902         777,991
               Construction in progress                 50,741         169,100
                                                   ------------    ------------

                                                     5,736,425       6,321,132
               Less accumulated depreciation and
                  amortization                       3,260,041       3,864,314
                                                   ------------    ------------

                                                   $ 2,476,384     $ 2,456,818
                                                   ============    ============


NOTE 5    -       LINE OF CREDIT

         The Company has a $2,500,000 revolving line of credit with its primary lender, which is due November 15, 2002. Interest on the line of credit is due monthly at prime (4.75% at May 31, 2002) plus 0.25%. The line of credit is collateralized by accounts receivable and inventory. There was a balance of $1,698,724 and $1,820,631 outstanding on the revolving line of credit at May 31, 2002 and 2001, respectively.




















                                       29
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6    -       LONG-TERM DEBT

         Borrowings consisted of the following:

                                                                             May 31,
                                                                    -------------------------
                                                                        2002          2001
                                                                    -----------    ----------
         KeyBank National Association:
              Note payable through May 2010 due in monthly
                 principal and interest installments of
                 $2,334 including variable interest rates of
                 prime less .25%; (4.5% at May 31, 2002);
                 due May 1, 2010; collateralized by land and
                 buildings.                                          $ 501,750     $ 532,087
         KeyBank National Association:
              Note payable through November 2005 due in
                 monthly principal and interest installments of
                 $2,405 including interest at 4.75%; due
                 July 6, 2006; collateralized by equipment.            103,030             -
         KeyBank National Association:
              Note payable through November 2005 due in
                 monthly principal and interest installments
                 of $2,026 including interest at 8.27%; due
                 November 30, 2005; collateralized by
                 equipment                                              76,468        93,567
         KeyBank National Association:
              Note payable through November 2005 due in
                 monthly principal and interest installments of
                 $1,222, including interest at 9.16%; due
                 November 30, 2005; collateralized by equipment.        43,564        53,660
         Les Leno:

              Note payable through May 2005 in yearly
                 principal installments of $10,000, plus
                 interest at 6% related to termination
                 settlement with former president.                      30,000        40,000
                                                                    -----------    ----------

                                                                       754,812       719,314
         Less current portion                                          (82,931)      (65,246)
                                                                    -----------    ----------

                                                                     $ 671,881     $ 654,068
                                                                    ===========    ==========







                                       30
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6    -    LONG-TERM DEBT - (continued)

         Maturities of long-term debt, including the long-term debt due related parties disclosed in Note 7, are as follows:


                  Years ending May 31,
                                 2003            $   175,872
                                 2004                188,448
                                 2005                188,731
                                 2006                 85,972
                                 2007                 32,571
                           Thereafter                363,128
                                                 ------------

                                                 $ 1,034,722
                                                 ============


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


NOTE 7    -    LONG-TERM  DEBT DUE  RELATED  PARTIES

              Long-term debt due related parties consisted of the following:


                                                                     May 31,
                                                            --------------------------
                                                                2002           2001
                                                            -----------    -----------
         The Torland Trust
              Unsecured note payable with 9.5% interest
              due in installments through October 2003.      $ 247,551      $ 247,551

         Ronald Torland:
              Unsecured note payable with 9.5% interest due
              in installments through October 2003.
              Principal payments of $1,400 may begin
              December 2000 provided the Company meets
              certain net income criteria.                      32,358         50,440
                                                            -----------    -----------

                                                               279,909        297,991
         Less current portion                                  (92,941)       (92,941)
                                                            -----------    -----------

                                                             $ 186,968      $ 205,050
                                                            ===========    ===========

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

         Class A Convertible Preferred Shares - In fiscal 1993, the Board of Directors adopted a resolution authorizing 7,500 Class A Convertible Preferred Shares under the following terms and conditions:

         o   Stated Value - $100 per share.
         o Conversion Feature - Convertible by the holder into Common Shares at a rate of one Common Share for each $2.80 of preferred share stated value.
         o Dividends - Wells Fargo Bank of Oregon, N.A. prime rate plus 1.5% cumulative, annually, payable when and as declared by the Board of Directors. Such dividends are accreted in periods when the declaration is not made. Dividends accreted at May 31, 2002 and 2001 were $35,128 and $52,256, respectively. Accreted dividends paid during the fiscal years ended May 31, 2002 and 2001 were $24,480 and $8,160, respectively.
         o Redemption - Redeemable for cash, in whole or in part, at 100% of stated value plus accrued and unpaid dividends to redemption date, on a date determined by the Board of Directors.

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


                                       32
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8    -    STOCKHOLDERS' EQUITY - (continued)

         Stock Option Plans - Effective September 6, 1994, the Board of Directors adopted the "1994 Stock Option Plan" and the "1994 Stock Option Plan for Non-employee Directors" (collectively, the "Plans"). The Plans authorize 650,000 shares of common stock be available for grant to eligible individuals and entities as defined by the Plans. The term of each incentive stock option is 10 years or less as determined by the Plan administrator. Options granted under the Plans generally vest over four to five years beginning one year after the date of grant, and expire ten years or less after the date of the grant. Only 12,750 of all options granted to date have been exercised.

         A summary of the status of the options granted under the Plans at May 31, 2002 and 2001, together with changes during the periods then ended, are following. Options exercisable at May 31, 2002 and 2001 were 233,107.

                                                                Weighted
                                                                 Average
                                                  Options     Exercise Price
                                                 ---------    ---------------
              Outstanding at May 31, 2000         379,107        $    0.53
                Options granted at market price    10,000             1.25
                Options exercised                 (4,000)           (0.50)
                Options canceled or expired             -                -
                                                 ---------    -------------
              Outstanding at May 31, 2001         385,107             0.56
                Options granted at market price    60,000             0.51
                Options exercised                       -                -
                Options canceled or expired      (97,857)           (0.43)
                                                 ---------    -------------

              Outstanding at May 31, 2002         347,250        $    0.49
                                                 =========    =============

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





                                       33
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8    -    STOCKHOLDERS' EQUITY - (continued)

                                                                 May 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ---------


              Net income, as reported                   $  553,505    $ 199,370
              Net income , pro forma                    $  532,841    $ 179,238
              Basic earnings per share, as reported     $     0.26    $    0.07
              Diluted earnings per share, as reported   $     0.24    $    0.07
              Basic earnings per share, pro forma       $     0.25    $    0.06
              Diluted earnings per share, pro forma     $     0.23    $    0.06

         The effects of applying SFAS 123 to pro forma disclosures for 2002 and 2001 are not likely to be representative of the effects on reported income for future years, because options vest over several years and additional awards generally are made each year.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant in 2002 and 2001: expected volatility of 166% and 176% respectively, expected dividend yield of 0%; risk-free rates of return ranging from 4.31% to 7.63%; and expected lives ranging from 5 to 10 years.

         Total fair value of options granted was computed to be $30,600 and $12,477 for the years ended May 31, 2002 and 2001, respectively.

         The following table summarizes information about options outstanding at May 31, 2002.



                                                        Weighted
                                Number    Weighted       Average
                 Exercise         of       Average      Remaining
               Price Range      Shares      Price    Contractual Life
             ----------------   -------   --------   ----------------
             $0.3125 - $0.625   312,250     $ 0.49        4.37
              $1.25 - $1.50      35,000     $ 1.43        4.21






                                       34
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9   -        COMMITMENTS AND CONTINGENCIES

         The Company leases certain laboratories, facilities, and equipment under noncancelable long-term lease arrangements, which also require the Company to pay executory costs such as property taxes, maintenance, and insurance. The laboratories, facilities, and equipment leases are operating and capital leases which expire in various years through 2005. Generally, such operating leases include renewal options ranging from one to seven years. Rental expense for operating leases was $585,211 and $582,375 in fiscal 2002 and 2001, respectively. Certain of the operating leases represent related party transactions. See note 11.

         The future expected rental commitments as of May 31, 2002, for all long-term noncancellable operating and capital leases are as follows:

                  Years ending                            Capital    Operating
                    May 31,                               Leases      Leases
             -----------------------                     ---------  ----------

                      2003                               $ 12,447   $ 420,973
                      2004                                 12,000     380,480
                      2005                                 12,031      52,608
                      2006                                             29,340
                                                                -
                      2007                                             29,340
                                                                -
                   Thereafter
                                                                            -
                                                         ---------  ----------

                     Total                               $ 36,478   $ 912,741
                                                         =========  ==========

             Less amount representing interest            (5,611)
                                                         ---------

             Present value of capital lease obligations    30,867

             Less current portion                         (8,511)
                                                         ---------

             Long-term portion                           $ 22,356
                                                         =========



NOTE 10  -        INCOME TAXES

         Deferred income taxes are provided for temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets result primarily from the recording of certain expenses, which currently are not deductible for tax purposes and tax credit carryforwards. Deferred tax liabilities result principally from the use, for tax purposes, of accelerated depreciation.



                                       35
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10   -       INCOME TAXES (continued)

         A reconciliation between the statutory federal income tax (benefit) expense and effective federal income tax (benefit) expense is as follows:

                                                             May 31,                          May 31,
                                                          --------------------------------------------------------------
                                                               2002                            2001
                                                          -----------------------------   ------------------------------
                                                              Amount            %             Amount             %
                                                          ---------------   -----------   ----------------   -----------
         Federal statutory expense at 34%                      $ 238,604           34%           $121,679           34%
         State and Canadian income taxes                          28,071            4%             14,315            4%
         Increase (decrease) in tax resulting from:
              Nondeductible permanent differences               (97,250)          -14%              6,767            2%
              Other                                             (21,155)           -3%             15,279            4%
                                                          ---------------   -----------   ----------------   -----------

                                                               $ 148,270           21%           $158,040           44%
                                                          ===============   ===========   ================   ===========

         The components of the Company's income tax expense are as follows:

                                                                              May 31,
                                                              ------------------------------------------
                                                                  2002                       2001
                                                              --------------            ----------------
                  Current tax expense                              $ 95,270                     $38,040
                  Deferred tax expense                               53,000                     120,000
                                                              --------------            ----------------

                                                                  $ 148,270                    $158,040
                                                              ==============            ================


         The domestic and foreign components of income before income taxes are as follows:

                                                                              May 31,
                                                              ----------------------------------------
                                                                  2002                       2001
                                                              --------------             -------------

                  Domestic                                        $ 747,350                  $370,854
                  Foreign                                          (45,575)                  (13,444)
                                                              --------------             -------------

                         Income before income taxes               $ 701,775                  $357,410
                                                              ==============             =============






                                       36
--------------------------------------------------------------------------------

NOTE 10   -       INCOME TAXES (continued)

         At May 31, 2002 and 2001, the significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                May 31,
                                                       ------------------------
                                                         2002          2001
                                                       ----------    ----------

             Current deferred tax assets:
                Inventory differences                   $ 96,000      $ 68,000
                Allowance for doubtful accounts           16,000        20,000
                Net operating loss carryforward                         47,000
                                                               -
                Vacation accrual                                        34,000
                                                               -
                Alternative minimum tax carryforward                    37,000
                                                               -
                Other                                     13,000        14,000
                                                       ----------    ----------

                                                       $ 125,000     $ 220,000
                                                       ==========    ==========

             Non-current deferred tax liability:
                Depreciation differences between
                      financial and tax accounting     $(117,000)    $(159,000)
                                                       ==========    ==========



NOTE 11   -       RELATED PARTY TRANSACTIONS

         The Company has a Technology License Agreement with Definitive Diagnostics, Inc. ("DDI"). Certain stockholders and officers of the Company are also stockholders and officers of DDI. The agreement, which began on June 1, 1992, and was modified on February 28, 1997, extends over a ten year period (including option years) from the original date. The Company manufactures, markets and sells products originally developed by DDI and pays royalties based upon the number of units sold, with certain limitations on the total royalties paid. Total royalties of $41,709 and $17,944 were incurred in fiscal 2002 and 2001, respectively.

         The Company leases equipment from stockholders under two operating leases. The monthly obligations under the leases total $6,500 per month. Total rental expense paid to stockholders for all leases was $78,000 in both fiscal 2002 and 2001.





                                       37
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12   -       FOREIGN OPERATIONS

         The following table indicates the relative amounts of net sales, gross profit, operating income, and identifiable assets of the Company by geographic area during fiscal years 2002 and 2001.


                                                     2002             2001
                                                 ------------     ------------
             Net sales:
                 United States                   $ 8,473,065      $ 8,301,562
                 Canada                            4,771,707        4,958,291
                                                 ------------     ------------

                       Total net sales           $13,244,772      $13,259,853
                                                 ============     ============

             Gross profit
                 United States                   $ 3,823,979      $ 3,514,808
                 Canada                            1,667,026        1,670,726
                                                 ------------     ------------

                       Total gross profit        $ 5,491,005      $ 5,185,534
                                                 ============     ============

             Operating income:
                 United States                    $  873,919       $  509,172
                 Canada                               50,610          133,583
                                                 ------------     ------------

                       Total operating income     $  924,529       $  642,755
                                                 ============     ============

             Identifiable assets:
                 United States                   $ 3,501,818      $ 3,324,964
                 Canada                            2,720,908        2,728,540
                                                 ------------     ------------

                       Total identifiable assets $ 6,222,726      $ 6,053,504
                                                 ============     ============

         Net currency transaction losses from Canada were $43,436 and $30,481 in 2002 and 2001, respectively.

         Sales between geographic areas and export sales are not material.

         The Company maintains separate accounting ledgers for both the United States and Canada down to the operating income level. However, management primarily relies upon the gross profit by geographic region for decision making purposes because some operating, selling, general and administrative expenses are captured only on a corporate level. Therefore, the Company has had to make substantial use of estimates and allocations in order to split its operating income on a geographic basis. The numbers shown represent management's best estimate of total operating income on a segment basis and represent the required enterprise disclosure.


                                       38
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13   -       EARNINGS PER SHARE CALCULATIONS

         Information needed to calculate basic earnings per share:

                                                                    For the year ended May 31,
                                                               -------------------------------------
                                                                    2002                2001
                                                               ---------------    ------------------
             Numerator:
                Net income                                          $ 553,505          $ 199,370
                Preferred stock dividends accreted                   (35,128)           (52,256)
                                                               ---------------    ---------------

                                                                    $ 518,377          $ 147,114
                                                               ===============    ===============

             Denominator:
                Average number of common shares
                   outstanding                                      1,789,441          1,787,441
                Average number of Class B common
                   stock outstanding                                  211,551            211,551
                                                               ---------------    ---------------

             Average shares used in basic EPS calculation           2,000,992          1,998,992
                                                               ===============    ===============

             Basic income per share                                  $   0.26           $   0.07
                                                               ===============    ===============

         Information needed to calculate diluted earnings per share:

                                                                    For the year ended May 31,
                                                               --------------------------------------
                                                                     2002                 2001
                                                               ---------------    ---------------
             Numerator
             Basic income                                           $ 518,377          $ 147,114
             Add back preferred stock dividends accreted*              35,128                  -
                                                               ---------------    ---------------

             Diluted income after add back of
                accreted dividends                                  $ 553,505          $ 147,114
                                                               ===============    ===============

             Denominator
             Average number of common shares outstanding            1,789,441          1,787,441
             Average number of Class B common stock
             outstanding                                              211,551            211,551
             Effect of common stock equivalents                       107,599            193,528
             Effect of preferred convertible stock*                   176,786                  -
                                                               ---------------    ---------------

             Average shares used in diluted EPS calculation         2,285,377          2,192,520
                                                               ===============    ===============
             Diluted income per share                                $   0.24           $   0.07
                                                               ===============    ===============

                                       39
--------------------------------------------------------------------------------

                                    PML, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13   -       EARNINGS PER SHARE CALCULATIONS (continued)

             *To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. In fiscal 2001, amounts excluded were $52,256 of accreted dividends and 176,786 shares of preferred convertible stock.