Form 10QSB
period 2002-08-31
PML INC
filed 2002-10-15
CIK 890448

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002


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

As of August 31, 2002, there were 1,789,441 shares of Class A Common Stock with $0.01 par value outstanding, 211,551 Class B Common Shares with $0.01 par value outstanding and 4,950 Preferred Class A Stock $100 per share outstanding.



================================================================================

                                    PML, INC.

                                      Index


Part I.   Financial Information

          Item 1.  Financial Information                                   2
                   Consolidated Balance Sheets                             3
                   Consolidated Statements of Operations                   4
                   Consolidated Statements of Stockholders' Equity         5
                   Consolidated Statements of Cash Flows                   6
                   Notes to Consolidated Financial Statements              7

          Item 2.  Management's Discussions and Analysis of
                   Financial Condition and Results of Operations           8


Part II.  Other Information

          Item 1.  Legal Proceedings                                       11
          Item 4.  Submission of Matters to a Vote of Security Holders     11
          Item 6.  Exhibits and Reports on Form 8-K                        11

          Signatures                                                       12

          Certification                                                    12

          Exhibits                                                      12-14

                                     PART I







                              FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ________________


                                    PML, INC.
                          For the Fiscal Quarter Ended
                                 August 31, 2002

PML, INC.
CONSOLIDATED BALANCE SHEETS


                                                                     Unaudited
                                                                     August 31,          May 31,
                                    Assets                             2002               2002
                                    ------                         ------------       ------------

Current Assets
  Cash                                                             $    27,499        $    68,839
  Trade accounts receivable, less allowance for doubtful             1,786,186          1,859,386
    accounts of $50,021 and $50,049 respectively
  Inventory                                                          1,681,117          1,709,893
  Deferred income tax asset                                            122,000            125,000
  Prepaid expenses and other                                            85,980             55,186
                                                                   ------------       ------------

     Total Current Assets                                            3,702,782          3,818,304
                                                                   ------------       ------------

Property, plant and equipment - net                                  2,661,596          2,476,384
Intangible assets - net                                                 94,862             87,454
Other assets                                                            56,290             53,038
                                                                   ------------       ------------

          Total Assets                                             $ 6,515,530        $ 6,435,180
                                                                   ============       ============

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current Liabilities
  Accounts payable                                                 $   913,104        $   875,866
  Accrued Payroll and Related                                          457,185            521,284
  Other accrued liabilities                                            221,274            303,517
  Bank line of credit                                                1,748,093          1,698,724
  Current portion capital lease obligations                              8,070              8,511
  Current portion of borrowings - related parties                      119,458             92,941
  Current portion of borrowings                                         82,931             82,931
                                                                   ------------       ------------

     Total Current Liabilities                                       3,550,115          3,583,774
                                                                   ------------       ------------

Capital lease obligations, less current portion                         20,194             22,356
Borrowings - related parties, less current portion                     293,677            186,968
Borrowings, less current portion                                       651,738            671,881
                                                                   ------------       ------------

     Total Borrowings. less current portion                            965,609            881,205
                                                                   ------------       ------------

Deferred Income Tax                                                    117,000            117,000
                                                                   ------------       ------------

Stockholders' Equity
  Preferred stock, $.01 par value; 25,000 shares authorized;
    no shares issued or outstanding                                          -                  -
  Class A convertible preferred stock, stated and liquidation value $100 per share; 7,500 shares authorized; 4,950 shares
   issued and outstanding, including accreted dividends                827,279            842,388
  Common stock, $.01 par value; 2,500,000 shares authorized;
    1,789,441 shares issued and outstanding                             17,894             17,894
  Class B common stock, $.01 par value; 250,000 shares authorized;
    211,551 shares issued and outstanding                                2,116              2,116
  Class D common stock, $.01 par value; 100 shares authorized;
    no shares issued or outstanding.                                         -                  -
  Additional paid in capital                                           150,325            150,325
  Retained earnings                                                    885,192            840,478
                                                                   ------------       ------------
     Total Stockholders' Equity                                      1,882,806          1,853,201
                                                                   ------------       ------------

          Total Liabilities and Stockholders' Equity               $ 6,515,530        $ 6,435,180
                                                                   ============       ============

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                 For The Three Months Ended
                                                         August 31,
                                                   2002              2001
                                               ------------      ------------


Net sales                                      $ 3,180,742       $ 3,320,956

Cost of goods sold                               1,901,957         1,971,582
                                               ------------      ------------

     Gross profit                                1,278,785         1,349,374

Operating expenses                               1,149,633         1,113,815
                                               ------------      ------------

Operating income                                   129,152           235,559

Other (income)/expense
  Interest expense                                  33,377            46,094
  Other                                             10,902            43,687
                                               ------------      ------------
     Total other (income)/expense                   44,279            89,781
                                               ------------      ------------

Income before income taxes                          84,873           145,778

Income tax expense                                  32,255            55,319
                                               ------------      ------------

Net income                                     $    52,618       $    90,459
                                               ============      ============


Basic income per share                         $      0.02       $      0.04
                                               ============      ============

Diluted income per share                       $      0.02       $      0.04
                                               ============      ============

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                               Class A                             Class B
                                             Convertible            Common         Common      Additional  Retained
                                         Preferred Shares           Shares         Shares       Paid-in    Earnings
                                          SHARES   AMOUNT     SHARES  AMOUNT   SHARES  AMOUNT   Capital    (Deficit)      Total
                                          ------   ------     ------  ------   ------  ------   -------    ---------      -----
Balance, May 31, 2001                      4,950 $831,740  1,789,441 $17,894   211,551 $2,116  $150,325    $322,101    $1,324,176
  Preferred Stock dividends accreted               35,128                                                   (35,128)            -
  Preferred Stock dividends accreted-Paid         (24,480)                                                                (24,480)
  Net Income                                                                                                553,505       553,505
                                           ----- --------  --------- -------  -------- ------  --------    --------    -----------
Balance, May 31, 2002                      4,950 $842,388  1,789,441 $17,894   211,551 $2,116  $150,325    $840,478    $1,853,201
                                           ===== ========  ========= =======  ======== ======  ========    ========    ===========


Balance, May 31, 2002                      4,950 $842,388  1,789,441 $17,894   211,551 $2,116  $150,325    $840,478    $1,853,201
  Preferred Stock dividends accreted                7,904                                                    (7,904)            -
  Preferred Stock dividends accreted-Paid         (23,013)                                                                (23,013)
  Net Income                                                                                                 52,618        52,618
                                           ----- --------  --------- -------  -------- ------  --------    --------    -----------
Balance, August 31, 2002                   4,950 $827,279  1,789,441 $17,894   211,551 $2,116  $150,325    $885,192    $1,882,806
                                           ===== ========  ========= =======  ======== ======  ========    ========    ===========

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                  For the Three Months Ended
                                                                           August 31,
                                                                     2002             2001
                                                                 ------------     ------------

Cash Flows from Operating Activities
     Net income                                                  $    52,618      $    90,459
     Adjustments to reconcile net income to
            net cash from operating activities
         Depreciation and amortization                                96,299           96,709
         Deferred income taxes                                         3,000                -
         Changes in:
            Accounts receivable                                       73,200          145,829
            Inventories                                               28,776          113,380
            Other assets                                             (41,454)         (34,166)
            Accounts payable and accrued liabilities                (109,104)         (98,029)
                                                                 ------------     ------------
              Total adjustments                                       50,717          223,723
                                                                 ------------     ------------
         Net cash from operating activities                          103,335          314,182
                                                                 ------------     ------------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment                      (281,511)        (208,629)
                                                                 ------------     ------------
         Net cash from investing activities                         (281,511)        (208,629)
                                                                 ------------     ------------

Cash Flows from Financing Activities
     Net (repayments) borrowing under bank credit line                49,369         (184,271)
     Repayment of capital lease obligations                           (2,603)          (2,955)
     Proceeds from issuance of long-term debt - Related Parties      150,000                -
     Proceeds from issuance of long-term debt                              -          121,865
     Repayment of long-term debt                                     (36,917)         (19,616)
     Payments toward accreted dividends                              (23,013)          (6,120)
                                                                 ------------     ------------
         Net cash from financing activities                          136,836          (91,097)
                                                                 ------------     ------------
Net increase (decrease) in cash                                      (41,340)          14,456

Cash at beginning of period                                           68,839            4,275
                                                                 ------------     ------------

Cash at end of period                                            $    27,499      $    18,731
                                                                 ============     ============


Supplemental Disclosures
     Interest paid                                               $    38,591      $    54,701
     Income tax paid                                                  45,000           30,250
     Non Cash Items:
         Preferred stock dividends accreted                            7,904           10,494

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at August 31, 2002, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the Company's annual financial statements and notes thereto, for the year ended May 31, 2002, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three-month period ended August 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Net Earnings Per Share

During the quarter ended February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under this accounting standard, the effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.


            Information Needed to Calculate Basic Earnings Per Share

                                                    For the Three Months Ended
                                                            August 31,
                                                        2002           2001
                                                    ------------   ------------
Net income                                          $    52,618    $    90,459
Preferred stock dividends accreted                       (7,906)       (10,494)
Net income after accretion of dividends             $    44,712    $    79,965

Average number of common shares outstanding           1,789,441      1,789,441
Average number of Class B common stock outstanding      211,551        211,551
Average shares used in basic EPS calculation          2,000,992      2,000,992

Basic income per share                              $      0.02    $      0.04

           Information Needed to Calculate Diluted Earnings Per Share

                                                    For the Three Months Ended
                                                            August 31,
                                                        2002           2001
                                                    ------------   ------------
Net income after accretion of dividends             $    44,712    $    79,965
Add back preferred stock dividends accreted*                -                -
Diluted income after add back of accreted dividends $    44,712    $    79,965

Average number of common shares outstanding           1,789,441      1,789,441
Average number of Class B common stock outstanding      211,551        211,551
Effect of common stock equivalents                      215,795        135,803
Effect of preferred convertible stock*                      -                -
Average shares used in diluted EPS calculation        2,216,787      2,136,795

Diluted income per share                            $      0.02    $      0.04

* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three months ended August 31, 2002, amounts excluded were $7,906 of accreted dividends and 176,786 shares of preferred convertible stock. For the three months ended August 31, 2001, amounts excluded were $10,494 of accreted dividends and 176,786 shares preferred convertible stock.


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

Canadian Currency Exchange

PML, Inc. is incorporated in the United States but also has operating locations in Canada. Since management has previously determined that the functional currency of the Canadian operations is the U.S. dollar, the Company must consolidate its foreign operations by using the appropriate foreign exchange rate in accordance with generally accepted accounting principles applied on a consistent basis. Unlike many of its competitors, the Company manufactures in both the United States and Canada and ordinarily receives approximately 35% of its revenues from Canadian sales.

The currency exchange rates between the United States dollar and the Canadian dollar for the past four years has been very unstable declining from a high but stable rate of $0.73 in early 1998, to reaching an historical low of $0.625 in February 2002 before showing any improvement. However, the exchange rate declined again in July 2002, to $0.634. For the quarter ended August 31, 2002 and August 31, 2001, the average Canadian currency exchange rate was $0.65, and at August 31, 2002 the exchange rate stood at $0.642.

Net Canadian currency exchange loses in the three-month periods August 31, 2002 and August 31, 2001 were $10,114 and $9,873 respectively.

Results of Operations

General

In the first quarter of fiscal 2003, the Company embarked on a program of expanding its outside sales team and support structure. With the Company's sales growth identified in the environmental monitoring and sterility testing markets within the pharmaceutical, food, beverage, and biotechnology industries, three new technical outside sales representatives were hired in the first quarter of fiscal 2003. It is expected that the expansion in our sales efforts should start showing a larger penetration in these markets starting in the third quarter of fiscal 2003. The cost associated with the increase in sales staff and support structure has caused the operating expense increase during the first quarter of fiscal 2003 over that of fiscal 2002.

Sales for the first quarter of fiscal 2003 were flat when compared to fiscal 2002 in all of the Company's sales markets except for the U.S. clinical market. Group purchasing organizations continue to control the majority of the hospitals and labs in the United States, which restricts competition for sales to a select number of large vendors. Consequently, management expects the Company's small market share in U.S. market will continue to decline until this anti-competitive situation is corrected.

Manufacturing costs as a percentage of sales increased slightly (0.4%) over fiscal 2002. Management believes this slight increase will be reversed during subsequent quarters and that improved operational efficiencies during fiscal 2003 will result in improved results for the year. Other income and expense improved during the first quarter of fiscal 2003 due to lower borrowings and interest rates. In addition, the first quarter of fiscal 2002 contained $31,400 of costs associated with the settlement of a legal action as reported in the Company's 10-QSB for the fiscal quarter ended August 31, 2001.

Three Months Ended August 31, 2002 Compared to August 31, 2001

For the three months ended August 31, 2001 sales decreased 4.2% or $140,214 from the same period in fiscal 2002. The negative effect in the continued decline in the Canadian foreign currency exchange translation accounted for 1% or approximately $12,100 of the Company's sales decline. As explained above under "General," other sales categories remained flat except for the U.S. clinical market, which continue to be impacted by group purchasing organizations.

Cost of goods sold as a percentage of sales increased to 59.8% in this first quarter of fiscal 2003 compared to 59.3% for the same period of fiscal 2002. As mentioned above under "General," management believes this slight increase is expected to reverse in subsequent quarters.

Operating expenses as a percentage of sales increased to 36.1% in this first quarter of fiscal 2003 compared to 33.5% for the first quarter of fiscal 2002. Actual operating expenditures increased by $35,818, and as mentioned above under "General", these increased costs are mainly attributed to the Company expanding its outside sales program and supporting structure. Management is confident that these costs as a percent of sales will improve back to the same levels achieved in fiscal 2002.

Other expenses decreased $45,502 from the same period of fiscal 2002 primarily due to litigation costs mentioned above under "General," improved interest rates, and less reliance on the Company's credit line facility.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                                       Percent of Sales
                                           Three Months Ended August 31,
                                           -----------------------------

                                            2001                   2000
                                           -----                  -----
Net Sales                                  100.0%                 100.0%
Cost of Goods Sold                          59.8                   59.3
                                           -----                  -----
Gross Profit                                40.2                   40.7
Operating Expenses                          36.1                   33.5
                                           -----                  -----
Operating Income                             4.1                    7.2
Other Expense                                1.4                    2.7
                                           -----                  -----
Income before income taxes                   2.7                    4.5
Income tax expense                           1.0                    1.7
                                           -----                  -----
Net Income                                   1.7%                   2.8%
                                           =====                  =====
Liquidity and Capital Resources

The Company has financed its operations over the years principally through funds generated from operations and bank loans. Net cash provided by operating activities was $103,335 in the first three months of fiscal 2003 compared to net cash provided by operating activities of $314,182 in the same period of fiscal 2002. Net cash used in investing activities was $281,511 in the first three months of fiscal 2003 compared with $208,629 used in the same period of fiscal 2002. The expenditures in the first three months of fiscal 2003 were mainly for facility improvements and manufacturing equipment purchases and replacement of aging equipment at our Wilsonville, Oregon and Toronto, Canada manufacturing facilities. Cash from financing activities, including net borrowing under our existing credit line of $49,369, increases of $150,000 in long-term debt, repayments of existing debt obligations of $39,520 and payments toward accreted dividends of $23,013 resulted in net cash provided of $136,836 in the first three months of fiscal 2003. This compares to cash used of $91,097 from financing activities in the same period of fiscal 2002.

The ratio of current assets to current liabilities was 1.04 at August 31, 2002 compared to 1.07 at May 31, 2002. Quick liquidity (current assets less inventories to current liabilities) is 0.57 at August 31, 2002 compared to 0.59 at May 31, 2002. At August 31, 2002, the Company had working capital of $152,667 compared with working capital of $234,530 at May 31, 2002. Trade receivables at August 31, 2002 had a 48 days average collection period compared to 52 days at May 31, 2002.

The Company has a revolving line of credit and a revolving equipment term loan. The line of credit has a maturity date of November 30, 2002. The amount available under the line of credit is limited to $2,500,000 based upon 80% of eligible accounts receivable plus 40% of eligible inventory up to $600,000, at the end of each reporting period. The revolving equipment term loan has a limit of $500,000. Each drawdown against the equipment term loan has a five-year amortization with an interest rate equal to the lender's cost of funds plus 2%, fixed on the date of the drawdown. Substantially all of the Company's assets secure both credit lines, and repayment is primarily out of the Company's receivable collections and other funds from operations. In the three-month period ended August 31, 2002 the Company was in compliance with all operating covenants required by its lender.

The Class A convertible preferred shares have a provision that calls for the accretion of dividends annually at a rate of prime plus 1.5%. As of August 31, 2002, accreted dividends totaled $332,279.

In August 2002, the Company entered into a note agreement to purchase its DDI equipment covered under an operating lease that ended in July 2002 with Definitive Diagnostic, Inc. ("DDI"), whose stockholders and officers are also stockholders who hold more than 10% of certain classes of voting securities of the Company. The agreed price of the equipment was set at $150,000 to be paid over five years at an annual interest rate of 6.0%. Management believes that the agreed purchase price for this equipment approximates market value.

The Company may require additional capital to finance current operations, enhance or expand its manufacturing capacity in accordance with future developments in its business strategy, or for additional working capital for inventory and accounts payable. The Company may also seek additional funds through public or private debt or through bank borrowings.

     The Company's total debt structure at August 31, 2002 is as follows:

                                                              Long-Term      Current Portion
                                                            -----------      ---------------
     Revolving credit line at prime plus .25%, (5.0% at
       August 31, 2002), due November 30, 2002              $         -           $1,748,093
     Equipment term loan accruing interest at
       9.16%, due November 30, 2005                              30,796               10,103
     Equipment term loan accruing interest at
       8.27%, due November 30, 2005                              54,837               17,138
     Equipment term loan accruing interest at
       4.75%, due November 30, 2005                              79,361               17,685
     Capital Lease obligation, due January 2005                  20,194                8,070
     Note payable at 6%, due May 2005                            20,000               10,000
     Note payable at prime less .25% (4.5% at May 31, 2002)
       due May 1, 2010                                          466,744               28,005
                                                            -----------      ---------------
     Total Bank and Term debt                                   671,932           $1,839,094
                                                            -----------      ---------------
     Notes payable to related parties                           293,677              119,458
                                                            -----------      ---------------
     Total long and short term debt                         $   965,609           $1,958,552
                                                            ===========      ===============

                                     PART II

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended August 31, 2002. The Company will hold its annual meeting at its Wilsonville, Oregon facility on October 29, 2002.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
------------
Exhibit           Description of Exhibit
-------           ----------------------
99.1     Certification of Principal Executive Officer
99.2     Certification of Principal Accounting Officer

No 8-K filings were made during the quarter ended August 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PML, INC.
                                   (Registrant)

Date:  October 11, 2002            By:   /s/ KENNETH L. MINTON
                                         ---------------------------------
                                         Kenneth L. Minton
                                         President and Chief Executive Officer
CERTIFICATION
-------------

I, Kenneth L. Minton, Chief Executive Officer and Chief Financial Officer, and I, Ronald E. Horne, Controller, certify that:

    1.   I have reviewed this quarterly report on Form 10-QSB of PML, Inc.;
    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 35 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002
                             /s/KENNETH L. MINTON
                             -------------------------
                             Kenneth L. Minton
                             Chief Executive Officer and Chief Financial Officer

                             /s/RONALD E. HORNE
                             -------------------------
                             Ronald E. Horne
                             Controller
                                       12