Form 10QSB
period 2002-11-30
PML INC
filed 2003-01-14
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002


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



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of November 30, 2002, there were 1,789,441 shares of Class A Common Stock with $0.01 par value outstanding, 211,551 Class B Common Shares with $0.01 par value outstanding and 4,950 Preferred Class A Stock $100 per share outstanding.

                                    PML, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Information                                   2
                      Consolidated Balance Sheets                             3
                      Consolidated Statements of Operations                   4
                      Consolidated Statements of Stockholders' Equity         5
                      Consolidated Statements of Cash Flows                   6
                      Notes to Consolidated Financial Statements              7

          Item 2.     Management's Discussions and Analysis of
                      Financial Condition and Results of Operations           8

          Item 3.     Controls and Procedures                                 12

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                                       13
          Item 4.     Submission of Matters to a Vote of Security Holders     13
          Item 6.     Exhibits and Reports on Form 8-K                        13

          SIGNATURES                                                          13

          CERTIFICATIONS                                                      14

          EXHIBITS                                                         15-16

                                     PART I







                              FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                          For the Fiscal Quarter Ended
                                November 30, 2002

PML, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                   Unaudited
                                                                                   November 30,                    May 31,
                                    ASSETS                                             2002                         2002
                                    ------                                     ------------------             ----------------
CURRENT ASSETS
  Cash                                                                         $          75,944               $       68,839
  Trade accounts receivable, less allowance for doubtful                               2,060,040                    1,859,386
    accounts of $51,522 and $50,049 respectively
  Inventory                                                                            1,769,265                    1,709,893
  Deferred income tax asset                                                              126,000                      125,000
  Prepaid expenses and other                                                              78,117                       55,186
                                                                               ------------------             ----------------
     Total Current Assets                                                              4,109,366                    3,818,304
                                                                               ------------------             ----------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                    2,661,807                    2,476,384
INTANGIBLE ASSETS - NET                                                                   91,353                       87,454
OTHER ASSETS                                                                              56,960                       53,038
                                                                               ------------------             ----------------
          Total Assets                                                         $       6,919,486               $    6,435,180
                                                                               ==================             ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                             $       1,101,380               $      875,866
  Accrued Payroll and Related                                                            409,957                      521,284
  Other accrued liabilities                                                              225,095                      303,517
  Bank line of credit                                                                  1,913,456                    1,698,724
  Current portion capital lease obligations                                                9,285                        8,511
  Current portion of borrowings - related parties                                        122,896                       92,941
  Current portion of Bank borrowing                                                       91,470                       82,931
                                                                               ------------------             ----------------
     Total Current Liabilities                                                         3,873,539                    3,583,774
                                                                               ------------------             ----------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                           16,754                       22,356
BORROWINGS - RELATED PARTIES, LESS CURRENT PORTION                                       260,578                      186,968
BANK BORROWING, LESS CURRENT PORTION                                                     625,154                      671,881
                                                                               ------------------             ----------------
     Total Borrowings. less current portion                                              902,486                      881,205
                                                                               ------------------             ----------------
DEFERRED INCOME TAX                                                                      132,000                      117,000
                                                                               ------------------             ----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 25,000 shares authorized;
    no shares issued or outstanding                                                      -                            -
  Class A convertible preferred stock, stated and liquidation value $100 per share; 7,500 shares authorized; 4,950 shares
   issued and outstanding, including accreted dividends                                  810,514                      842,388
  Common stock, $.01 par value; 2,500,000 shares authorized;
    1,789,441 shares issued and outstanding                                               17,894                       17,894
  Class B common stock, $.01 par value; 250,000 shares authorized;
    211,551 shares issued and outstanding                                                  2,116                        2,116
  Class D common stock, $.01 par value; 100 shares authorized;
    no shares issued or outstanding.                                                     -                            -
  Additional paid in capital                                                             150,325                      150,325
  Retained earnings                                                                    1,030,612                      840,478
                                                                               ------------------             ----------------
     Total Stockholders' Equity                                                        2,011,461                    1,853,201
                                                                               ------------------             ----------------
          Total Liabilities and Stockholders' Equity                           $       6,919,486               $    6,435,180
                                                                               ==================             ================

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 For The Three Months Ended                    For The Six Months Ended
                                                        November 30,                                 November 30,
                                                 2002                  2001                   2002                  2001
                                         ------------------     -----------------     ------------------     -----------------
Net sales                                 $      3,361,381       $     3,289,961       $      6,542,123       $     6,610,917
                                         ------------------     -----------------     ------------------     -----------------

Cost of goods sold                               1,936,402             1,929,934              3,838,359             3,901,516
                                         ------------------     -----------------     ------------------     -----------------

     Gross profit                                1,424,979             1,360,027              2,703,764             2,709,401


Operating expenses                               1,146,951             1,152,254              2,296,584             2,266,069
                                         ------------------     -----------------     ------------------     -----------------

Operating income                                   278,028               207,773                407,180               443,332


Other (income)/expense
  Interest expense                                  33,318                39,578                 66,695                85,672
  Other                                             (2,190)               15,783                  8,712                59,470
                                         ------------------     -----------------     ------------------     -----------------
     Total other (income)/expense                   31,128                55,361                 75,407               145,142
                                         ------------------     -----------------     ------------------     -----------------

INCOME BEFORE INCOME TAXES                         246,900               152,412                331,773               298,190


Income tax expense                                  93,823                39,019                126,078                94,338
                                         ------------------     -----------------     ------------------     -----------------

Net income                                $        153,077       $       113,393       $        205,695       $       203,852
                                         ==================     =================     ==================     =================


Basic income per share                    $           0.07       $          0.05       $           0.10       $          0.09
                                         ==================     =================     ==================     =================

Diluted income per share                  $           0.06       $          0.05       $           0.09       $          0.09
                                         ==================     =================     ==================     =================

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              Class A                              Class B
                                            Convertible           Common           Common      Additional    Retained
                                          Preferred Shares        Shares           Shares       Paid-in      Earnings
                                          SHARES   AMOUNT    SHARES    AMOUNT  SHARES   AMOUNT  Capital      (Deficit)     Total
                                          ------ ---------- --------- -------- ------- ------- ----------- ------------ ------------

BALANCE, MAY 31, 2001                      4,950 $ 831,740  1,789,441 $ 17,894 211,551 $ 2,116 $ 150,325   $   322,101  $ 1,324,176
  Preferred Stock dividends accreted                35,128                                                     (35,128)           -
  Preferred Stock dividends accreted-Paid          (24,480)                                                                 (24,480)
  Net Income                                                                                                   553,505      553,505
------------------------------------------ ----- ---------- --------- -------- ------- ------- ----------- ------------ ------------
Balance, May 31, 2002                      4,950 $ 842,388  1,789,441 $ 17,894 211,551 $ 2,116 $ 150,325   $   840,478  $ 1,853,201
========================================== ===== ========== ========= ======== =======  ====== =========== ============ ============

BALANCE, MAY 31, 2002                      4,950 $ 842,388  1,789,441 $ 17,894 211,551 $ 2,116 $ 150,325   $   840,478  $ 1,853,201
  Preferred Stock dividends accreted                15,561                                                     (15,561)           -
  Preferred Stock dividends accreted-Paid          (47,435)                                                                 (47,435)
  Net Income                                                                                                   205,695      205,695
------------------------------------------ ----- ---------- --------- -------- ------- ------- ----------- ------------ ------------
BALANCE, NOVEMBER 30, 2002                 4,950 $ 810,514  1,789,441 $ 17,894 211,551 $ 2,116 $ 150,325   $ 1,030,612  $ 2,011,461
========================================== ===== ========== ========= ======== ======= ======= =========== ============ ============





























        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 For the Six Months Ended
                                                                                                        November 30,
                                                                                               2002                    2001
                                                                                      --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $         205,695       $         203,852
     Adjustments to reconcile net income to
            net cash from operating activities
         Depreciation and amortization                                                            196,748                 190,550
         Deferred income taxes                                                                     14,000                       -
         Changes in:
            Accounts receivable                                                                  (200,654)                 48,584
            Inventories                                                                           (59,372)                 17,972
            Other assets                                                                          (30,752)                (66,692)
            Accounts payable and accrued liabilities                                               35,766                (186,668)
                                                                                      --------------------    --------------------
              Total adjustments                                                                   (44,264)                  3,746
                                                                                      --------------------    --------------------
         Net cash from operating activities                                                       161,431                 207,598

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                                   (382,172)               (296,321)
                                                                                      --------------------    --------------------
         Net cash from investing activities                                                      (382,172)               (296,321)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowing under bank line of credit                                                      214,732                  28,146
     Repayment of capital lease obligations                                                        (4,828)                 (6,223)
     Proceeds from issuance of long-term debt                                                     150,000                 121,865
     Repayment of long-term debt                                                                  (84,623)                (45,474)
     Payments toward accreted dividends                                                           (47,435)                (12,240)
                                                                                      --------------------    --------------------
         Net cash from financing activities                                                       227,846                  86,074
                                                                                      --------------------    --------------------
NET INCREASE (DECREASE) IN CASH                                                                     7,105                  (2,649)

CASH AT BEGINNING OF PERIOD                                                                        68,839                   4,275
                                                                                      --------------------    --------------------

CASH AT END OF PERIOD                                                                   $          75,944       $           1,626
                                                                                      ====================    ====================


SUPPLEMENTAL DISCLOSURES
     Interest paid                                                                      $          75,352       $         106,605
     Income tax paid                                                                               59,646                  49,250
     Non Cash Items:
         Preferred stock dividends accreted                                                        15,561                  19,446




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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at November 30, 2002, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the Company's annual financial statements and notes thereto, for the year ended May 31, 2002, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three-month and six-month periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

NOTE 2.  NET EARNINGS PER SHARE

During the quarter ended February 28, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under this accounting standard, the effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.

                                                            INFORMATION NEEDED TO CALCULATE BASIC EARNINGS PER SHARE

                                                             For the Three Months Ended    For the Six Months Ended
                                                                      November 30,                 November 30,
                                                                   2002         2001             2002          2001
                                                              ---------     ---------        ---------     ---------

Net income                                                    $ 153,077     $ 113,393        $ 205,695     $ 203,852
Preferred stock dividends accreted                               (7,657)       (8,959)         (15,561)      (19,446)
                                                              ---------     ---------        ---------     ---------
Net income available to common shareholders                   $ 145,420     $ 104,434        $ 190,134     $ 184,406
                                                              =========     =========        =========     =========

Average number of common shares outstanding                   1,789,441     1,789,441        1,789,441     1,789,441
Average number of Class B common stock outstanding              211,551       211,551          211,551       211,551
                                                              ---------     ---------        ---------     ---------

Average shares used in basic EPS calculation                  2,000,992     2,000,992        2,000,992     2,000,992
                                                              =========     =========        =========     =========

Basic income per share (EPS)                                  $    0.07     $    0.05        $    0.10     $    0.09
                                                              =========     =========        =========     =========

                                                           INFORMATION NEEDED TO CALCULATE DILUTED EARNINGS PER SHARE

                                                            For the Three Months Ended     For the Six Months Ended
                                                                    November 30,                  November 30,
                                                                 2002         2001             2002         2001
                                                              ----------------------       -----------------------
Basic income                                                  $ 145,420    $ 104,434        $ 190,134    $ 184,406
Preferred stock dividends accreted*                               7,657        -              -            -
                                                              ---------    ---------        ---------    ---------
Net income after accretion of dividends                       $ 153,077    $ 104,434        $ 190,134    $ 184,406
                                                              =========    =========        =========    =========

Average number of common shares outstanding                   1,789,441    1,789,441        1,789,441    1,789,441
Average number of Class B common stock outstanding              211,551      211,551          211,551      211,551
Effect of common stock equivalents                              218,627      110,753          212,037      124,494
Effect of preferred convertible stock*                          176,786           -                -            -
                                                              ---------    ---------        ---------    ---------


Average shares used in Diluted EPS calculation                2,396,405    2,111,745        2,213,029    2,125,486
                                                              =========    =========        =========    =========

Diluted income per share (EPS)                                $    0.06    $    0.05        $    0.09    $    0.09
                                                              =========    =========        =========    =========

* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three-month period ended November 30, 2001, amounts excluded were $8,959 of accreted dividends and 176,786 shares of preferred convertible stock. For the six-month period ended November 30, 2002 and 2001, amounts excluded were $15,561 and $19,446 of accreted dividends respectively, 176,786 and 176,786 shares of preferred convertible stock respectively.


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

The Canadian currency exchange rate, following some significant fluctuations in recent years, has become more stable and during the three-month period ended November 30, 2002, the rate fluctuated between $0.63 and $0.64. At November 30, 2002, the exchange rate stood at $0.641.

Net Canadian currency exchange loses in the three-month period ended November 30, 2002 and November 30, 2001, were approximately $7,300 and $14,200 respectively. For the six-month period ended November 30, 2002 and November 30, 2001, net Canadian currency exchange loses were approximately $20,800 and $24,000 respectively. The Company does not engage in hedging or other risk management transactions to minimize currency exchange risk and we do not expect to engage is such transactions in the future.


RESULTS OF OPERATIONS

GENERAL

In the three-month and six-month periods ended November 30, 2002, of fiscal 2003, the Company is showing improvements in operating results over the same periods of fiscal 2002. Net income increased 35% or approximately $39,700 over the same three-month period of fiscal 2002, and 1% or approximately $1,800 over the same six-month period of fiscal 2002. Income before taxes increased 62.0% or approximately $94,500 over the same three-month period of fiscal 2002, and 11.3% or approximately $33,600 over the same six-month period of fiscal 2002. The Company's sales program improved in the three-month period ended November 30, 2002, over the same period of fiscal 2002, and the Company's manufacturing efficiencies improved back to the levels achieved in fiscal 2002. With these improvements, the Company's gross profit improved 5.0% or approximately $64,900 over the same period of fiscal 2002. Further, operating expenses improved slightly in the three-month period ended November 30, 2002, over the same period of fiscal 2002. Management believes this is significant, because as previously reported, the Company expanded its outside sales program, adding three new sales representatives in the first quarter fiscal 2003, and by controlling operating costs in all areas, minimized the cost impact of these additional individuals while benefiting from their efforts to penetrate additional markets and improve sales. Other income and expense improved mainly due to lower interest rates charged against the Company's lending facility and less of a negative impact caused by fluctuations in the Canadian currency exchange rate.

In the six-month period ended November 30, 2002, sales remain flat when compared to fiscal 2002 and management believes this will reverse in the third and fourth quarters of fiscal 2003. However, manufacturing costs improved when compared to the same period of fiscal 2002, allowing the Company to maintain only a slight decrease in gross profit of 0.2% or approximately $5,600. Operating expenses increased when compared to the same period of fiscal 2002 and is primarily attributed to the Company expanding its outside sales program and support structure. Other income and expense continues to improve over the same period of fiscal 2002 due to lower borrowings and interest rates and, as previously reported, the first quarter of fiscal 2002 contained $31,400 of costs associated with the settlement of a legal action against the Company.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                                     Three Months Ended                    Six Months Ended
                                             November 30,      November 30,       November 30,      November 30,
                                             ------------      ------------       ------------      ------------

                                                   2002              2001             2002              2001
                                                   ----              ----             ----              ----
Net Sales                                         100.0%            100.0%           100.0%            100.0%
Cost of Goods Sold                                 57.6              58.7             58.7              59.0
                                                 ------            ------           ------            ------
Gross Profit                                       42.4              41.3             41.3              41.0
Operating Expenses                                 34.1              35.0             35.1              34.3
                                                 ------            ------           ------            ------
Operating Income                                    8.3               6.3              6.2               6.7
Other Expense                                       1.0               1.7              1.2               2.2
                                                 ------            ------           ------            ------
Income before income taxes                          7.3               4.6              5.0               4.5
Income tax expense                                  2.8               1.1              1.9               1.4
                                                 ------            ------           ------            ------
Net Income                                          4.5%              3.5%             3.1%              3.1%
                                                 ======            ======           ======            ======

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO NOVEMBER 30, 2001

Sales in this three-month period increased 2.2% or approximately $71,400 over the same period of fiscal 2002. Management believes this improvement results partially from our expansion of our outside sales team as reported in the Company's fiscal 2003 first quarter 10-QSB, to penetrate the environmental monitoring and sterility testing markets within the pharmaceutical, food, beverage, and biotechnology industries. Further, management is confident that with increased sales and marketing presence combined with premium products and customer focus, the Company will stem the erosion caused by competitors in all of its markets. However, the nature and growth of the clinical group purchasing organizations is making it difficult to stem the erosion of revenues in the Company's clinical market.

Cost of goods sold as a percentage of sales improved to 57.6% in this three-month period compared to 58.7% for the same period of fiscal 2002. Management believes this level of manufacturing efficiency can be sustained in subsequent quarters of fiscal 2003.

Operating expenses decreased 0.5% or approximately $5,300 in this three-month period from the same period of fiscal 2002. Operating expenses as a percentage of sales decreased to 34.1% compared to 35.0% for the same period of fiscal 2002, and as explained above under "General", management believes this to be an improvement because of the increases the Company made in its outside sales program.

Other expenses decreased 43.8% or approximately $24,200 from the same period of fiscal 2002 due to lower borrowings and interest rates. However, other expenses continue to be negatively impacted from decreases in exchange rates as described in "Canadian Exchange" above.

SIX MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO NOVEMBER 30, 2001

Sales for the six-month period decreased 1.0% or approximately $68,800 from the same period in fiscal 2002. Management believes that its new sales program, as explained above, will allow the Company to bring its sales to positive levels and growth in subsequent quarters.

Cost of goods sold as a percentage of sales improved to 58.7% in this six-month period compared to 59.0% for the same period of fiscal 2002. Management is committed to maintaining and improving on these levels of manufacturing efficiencies.

Operating expenses increased 1.3% or approximately $30,500 in this six-month period over the same period of fiscal 2002. As a percentage of sales Operating expenses increased to 35.1% in this six-month period compared to 34.3% for the same period of fiscal 2002. These increased costs are primarily attributed to the Company expanding its outside sales program and management is confident that these costs, as a percentage of sales, will improve back to the same levels achieved in fiscal 2002.

Other expenses decreased 48.0% or approximately $69,700 from the same period of fiscal 2002 due primarily to lower borrowings and interest rates, and as previously mentioned fiscal 2002 contained $31,400 of costs associated with the settlement of a legal action brought against the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations over the years principally through funds generated from operations and bank loans. Net cash provided by operating activities was $161,431 in the first six months of fiscal 2003 compared to net cash provided by operating activities of $207,598 in the same period of fiscal 2002. Net cash used in investing activities was $382,172 in the first six months of fiscal 2003 compared with $296,321 used in the same period of fiscal 2002. The expenditures in the first six months of fiscal 2003 were mainly for facility improvements and manufacturing equipment purchases and replacement of aging equipment at our Wilsonville, Oregon and Toronto, Canada manufacturing facilities. Cash from financing activities, including net borrowing under our existing credit line of $214,732, increases of $150,000 in long-term debt, repayments of existing debt obligations of $89,451 and payments toward accreted dividends of $47,435 resulted in net cash provided of $227,846 in the first six months of fiscal 2003. This compares to cash provided of $86,074 from financing activities in the same period of fiscal 2002.

The ratio of current assets to current liabilities is 1.06 at November 30, 2002, compared to 1.07 at May 31, 2002. Quick liquidity (current assets less inventories to current liabilities) is 0.60 at November 30, 2002, and

0.59 at May 31, 2002. At November 30, 2002, the Company had working capital of $235,827 compared with working capital of $234,530 at May 31, 2002. Trade receivables at November 30, 2002, had a 53 days average collection period compared to 52 days at May 31, 2002.

In November 2002, the Company renewed its lending facility with its current lender at the same levels and covenants as previously held and reported by the Company. The facility provides for a revolving line of credit and a revolving equipment term loan. The line of credit has a maturity date of November 30, 2004. The amount available under the line of credit is limited to $2,500,000 based upon 80% of eligible accounts receivable and 40% of eligible inventory not to exceed $600,000, at the end of each reporting period. The revolving equipment term loan has a limit of $500,000. Each drawdown against the equipment term loan has a five-year amortization with an interest rate of lenders cost of funds plus 2%, fixed on the date of the drawdown. Both lines are secured with substantially all of the Company's assets, and will be repaid primarily out of the Company's receivable collections and other funds from operations. In the three-month period ended November 30, 2002 the Company was in compliance with all operating covenants required by its lender.

The Class A convertible preferred shares have a provision that calls for the accretion of dividends annually at a rate of prime plus 1.5%. As of November 30, 2002, accreted, but unpaid, dividends totaled $315,514.

The Company may require additional capital to finance current operations, enhance or expand its manufacturing capacity in accordance with future developments in its business strategy, or for additional working capital for inventory and accounts payable. The Company also may seek additional funds through public or private debt or through bank borrowings.

     The Company's total debt structure at November 30, 2002 is as follows:

                                                                                    Long-Term       Current Portion
                                                                                    ---------       ---------------
     Revolving credit line at prime plus 0.25%, (4.5% at
       November 30, 2002), due November 30, 2004                                   $               $     1,913,456
     Equipment term loan accruing interest
       at 9.16%, due November 7, 2005                                                 26,781                11,387
     Equipment term loan accruing interest
       at 8.27%, due December 31, 2005                                                48,317                19,070
     Equipment term loan accruing interest
       at 4.75%, due June 30, 2006                                                    67,980                23,008
     Capital Lease obligation due January 2005                                        16,754                 9,285
     Note payable at 6%, due May 2005                                                 20,000                10,000
     Note payable at prime less .25%, (4.0% at November 30, 2002)
       Due May 1, 2010                                                               462,076                28,005
                                                                                    --------        ---------------
     Total Bank and Term debt                                                        641,908             2,014,211
     Notes payable to related parties                                                260,578               122,896
                                                                                    --------        ---------------
     Total long and short term debt                                                $ 902,486       $     2,137,107
                                                                                    ========        ===============

CONTRACTUAL OBLIGATIONS
                                                      Less
       Contractual                                    than 1        1 - 3         4 - 5         after 5
       Obligations                  Total             year          years         years         years
--------------------------      ------------      ------------   -----------   -----------   -----------
Long-Term Debt                  $  1,100,098      $    214,366   $   390,620   $   131,984   $   363,128

Capital Lease Obligations       $     26,039      $      9,285   $    16,754

Operating Leases                $    795,605      $    419,555   $   289,201   $    72,179   $    14,670

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2 to the financial statements included in Item 13 of the Annual Report on Form 10-KSB. The Company believes its most critical accounting policies are reserves for inventory obsolescence and allowance for doubtful accounts.

Estimates for inventory obsolescence reserves are developed using inventory aging reports for finished goods, work-in-progress and raw materials, combined with historical usage, forecasted usage and inventory shelf-life. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

The $51,500 estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the accounts receivable aging categories are updated.

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management including the President and Chief Executive Officer
(CEO) and the Controller have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance, and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files under the Exchange Act is accurate and that such information is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors known to the Company's management that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company occasionally has been made a party to incidental suits or other legal actions arising in the ordinary course of its business. In this three-month period ended November 30, 2002, there was no claims filed, and there are no current open suits against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on October 29, 2002, at its Wilsonville, Oregon facility. The following directors were elected at that meeting.

NAME

Ron Torland
Doug Johnson
Craig Montgomery
Kenneth L. Minton

Other items voted on at this meeting were the ratification of Moss-Adams, LLP as the independent accountants for the year ended May 31, 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
------------
Exhibit           Description of Exhibit
-------           ----------------------

99.1     Certification of Principal Executive Officer
99.2     Certification of Principal Accounting Officer

No 8-K filings were made during the quarter ended November 30, 2002.










SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PML, INC.
                                (Registrant)

Date:  January 14, 2003          By:   /s/ KENNETH L. MINTON
                                       -----------------------------------------
                                       Kenneth L. Minton
                                       President and Chief Executive Officer

CERTIFICATION

I, Kenneth L. Minton, President and Chief Executive Officer, and I, Ronald E. Horne, Controller, certify that:

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

Date: January 14, 2003

                              /s/ KENNETH L. MINTON
                             -----------------------
                                KENNETH L. MINTON
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


                               /s/ RONALD E. HORNE
                              ---------------------
                                 RONALD E. HORNE
                                   CONTROLLER

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PML, Inc (the "Company") on Form 10-QSB for the quarter ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth L. Minton, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ KENNETH L. MINTON
---------------------
Kenneth L. Minton
President and Chief Executive Officer
PML, Inc
January 14, 2003

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PML, Inc (the "Company") on Form 10-QSB for the quarter ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald E. Horne, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ RONALD E. HORNE
-------------------
Ronald E. Horne
Controller
PML, Inc
January 14, 2003