Form 10QSB
period 2003-02-28
PML INC
filed 2003-04-14
CIK 890448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549




                                   FORM 10-QSB




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003


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



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 28, 2003, there were 1,982,441 shares of Class A Common Stock with $0.01 par value outstanding, 211,551 Class B Common Shares with $0.01 par value outstanding and 4,950 Preferred Class A Stock $100 per share outstanding.

                                    PML, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Information                                      2
                   Consolidated Balance Sheets                                3
                   Consolidated Statements of Operations (Unaudited)          4
                   Consolidated Statements of Changes In Stockholders' Equity 5
                   Consolidated Statements of Cash Flows (Unaudited)          6
                   Notes to Consolidated Financial Statements                 7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              9

          Item 3.  Controls and Procedures                                    13

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                          13
          Item 4.  Submission of Matters to a Vote of Security Holders        13
          Item 6.  Exhibits and Reports on Form 8-K                           13

          SIGNATURES                                                          13

          CERTIFICATIONS                                                      14

          EXHIBITS                                                         15-16

                                     PART I







                              FINANCIAL INFORMATION



                          Item 1. Financial Statements

                                ----------------


                                    PML, INC.
                          For the Fiscal Quarter Ended
                                February 28, 2003

PML, INC.
CONSOLIDATED BALANCE SHEETS
                                                                     Unaudited

                                    ASSETS                          February 28,                  May 31,
                                    ------                              2003                       2002
                                                                   --------------             --------------
CURRENT ASSETS
  Cash                                                             $      13,814              $      68,839
  Trade accounts receivable, less allowance for doubtful               2,081,883                  1,859,386
    accounts of $50,847 and $50,049 respectively
  Inventory                                                            1,751,276                  1,709,893
  Deferred income tax asset                                              126,000                    125,000
  Prepaid expenses and other                                              85,312                     55,186
                                                                   --------------             --------------
     Total Current Assets                                              4,058,285                  3,818,304
                                                                   --------------             --------------

PROPERTY, PLANT AND EQUIPMENT - NET                                    2,756,923                  2,476,384
INTANGIBLE ASSETS - NET                                                   88,883                     87,454
OTHER ASSETS                                                              59,460                     53,038
                                                                   --------------             --------------
          Total Assets                                             $   6,963,551              $   6,435,180
                                                                   ==============             ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     914,408              $     875,866
  Accrued Payroll and Related                                            556,035                    521,284
  Other accrued liabilities                                              289,519                    303,517
  Bank line of credit                                                  1,629,001                  1,698,724
  Current portion capital lease obligations                                9,820                      8,511
  Current portion of borrowings - related parties                        124,706                     92,941
  Current portion of Bank borrowing                                      126,715                     82,931
                                                                   --------------             --------------
     Total Current Liabilities                                         3,650,204                  3,583,774
                                                                   --------------             --------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                           13,931                     22,356
BORROWINGS - RELATED PARTIES, LESS CURRENT PORTION                       228,445                    186,968
BANK BORROWING, LESS CURRENT PORTION                                     733,886                    671,881
                                                                   --------------             --------------
     Total Borrowings. less current portion                              976,262                    881,205
                                                                   --------------             --------------

DEFERRED INCOME TAX                                                      132,000                    117,000
                                                                   --------------             --------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 25,000 shares authorized;
    no shares issued or outstanding                                      -                          -
  Class A convertible preferred stock, stated and liquidation value $100 per share; 7,500 shares authorized; 4,950 shares
   issued and outstanding, including accreted dividends                  793,210                    842,388
  Common stock, $.01 par value; 2,500,000 shares authorized;
    1,982,441 shares issued and outstanding                               19,824                     17,894
  Class B common stock, $.01 par value; 250,000 shares authorized;
    211,551 shares issued and outstanding                                  2,116                      2,116
  Class D common stock, $.01 par value; 100 shares authorized;
    no shares issued or outstanding.                                     -                          -
  Additional paid in capital                                             237,645                    150,325
  Retained earnings                                                    1,152,290                    840,478
                                                                   --------------             --------------
     Total Stockholders' Equity                                        2,205,085                  1,853,201
                                                                   --------------             --------------

          Total Liabilities and Stockholders' Equity               $   6,963,551              $   6,435,180
                                                                   ==============             ==============

The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 For The Three Months Ended                   For The Nine Months Ended
                                             February 28,                                 February 28,
                                                 2003                  2002                   2003                  2002
                                         ------------------    ------------------     ------------------    ------------------
Net sales                                 $      3,393,842       $     3,092,263       $      9,935,965       $     9,703,180

Cost of goods sold                               2,014,806             1,809,878              5,853,165             5,711,394
                                         ------------------    ------------------     ------------------    ------------------

     Gross profit                                1,379,036             1,282,385              4,082,800             3,991,786

Operating expenses                               1,182,968             1,113,023              3,479,552             3,379,092
                                         ------------------    ------------------     ------------------    ------------------

Operating income                                   196,068               169,362                603,248               612,694

Other (income)/expense
  Interest expense                                  29,429                34,257                 96,124               119,929
  Other                                            (41,101)               32,021                (32,389)               91,491
                                         ------------------    ------------------     ------------------    ------------------
     Total other (income)/expense                  (11,672)               66,278                 63,735               211,420
                                         ------------------    ------------------     ------------------    ------------------

INCOME BEFORE INCOME TAXES                         207,740               103,084                539,513               401,274

Income tax expense                                  78,948                58,107                205,026               152,445
                                         ------------------    ------------------     ------------------    ------------------

Net income                                $        128,792       $        44,977       $        334,487       $       248,829
                                         ==================    ==================     ==================    ==================


Basic income per share                    $           0.06       $          0.02       $           0.14       $          0.11
                                         ==================    ==================     ==================    ==================

Diluted income per share                  $           0.05       $          0.02       $           0.14       $          0.11
                                         ==================    ==================     ==================    ==================

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              Class A                                Class B
                                             Convertible          Common             Common       Additional
                                          Preferred Shares        Shares             Shares        Paid-in    Retained
                                           SHARES  AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT   Capital    Earnings     Total
                                           -----   ------    ------    ------    ------   ------   -------    --------     -----
BALANCE, MAY 31, 2001                     4,950  $831,740   1,789,441  $17,894   211,551  $2,116  $150,325  $  322,101  $1,324,176
  Preferred Stock dividends accreted               35,128                                                      (35,128)          -
  Preferred Stock dividends accreted-Paid         (24,480)                                                                 (24,480)
  Net Income                                                                                                   553,505     553,505
                                          -----  --------  ----------  -------   -------  ------  --------  ----------  -----------
Balance, May 31, 2002                     4,950  $842,388   1,789,441  $17,894   211,551  $2,116  $150,325  $  840,478  $1,853,201
                                          =====  ========  ==========  =======   =======  ======  ========  ==========  ===========

BALANCE, MAY 31, 2002                     4,950  $842,388   1,789,441  $17,894   211,551  $2,116  $150,325  $  840,478  $1,853,201
  Preferred Stock dividends accreted               22,675                                                      (22,675)          -
  Preferred Stock dividends accreted-Paid         (71,853)                                                                 (71,853)
  Stock Options exercised                                     193,000    1,930                      87,320                  89,250
  Net Income                                                                                                   334,487     334,487
                                          -----  --------  ----------  -------   -------  ------  --------  ----------  -----------
BALANCE, FEBRUARY 28, 2003                4,950  $793,210   1,982,441  $19,824   211,551  $2,116  $237,645  $1,152,290  $2,205,085
                                          =====  ========  ==========  =======   =======  ======  ========  ==========  ===========

        The accompanying notes are an integral part of these statements.

PML, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       For the Nine Months Ended
                                                             February 28,
                                                         2003           2002
                                                      ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                       $ 334,487      $ 248,829
     Adjustments to reconcile net income to
            net cash from operating activities
         Depreciation and amortization                  298,814        289,765
         Gain on sale of equipment                            -            (43)
         Deferred income taxes                           (1,000)        23,000
         Changes in:
            Accounts receivable                        (222,497)       (77,272)
            Inventories                                 (41,383)       (57,116)
            Other assets                                 (2,224)       (72,943)
            Accounts payable and accrued liabilities     38,542         62,156
                                                      ----------     ----------
              Total adjustments                          70,252        167,547
                                                      ----------     ----------
         Net cash from operating activities             404,739        416,376

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets                             -          1,668
     Purchase of property, plant and equipment         (579,353)      (351,112)
                                                      ----------     ----------
         Net cash from investing activities            (579,353)      (349,444)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments under bank line of credit             (69,723)       (51,441)
     Repayment of capital lease obligations              (7,116)        (9,498)
     Proceeds from issuance of long-term debt           314,705        121,865
     Repayment of long-term debt                       (135,674)       (69,702)
     Proceeds from stock options exercised               89,250              -
     Payments on accreted dividends                     (71,853)       (18,362)
                                                      ----------     ----------
         Net cash from financing activities             119,589        (27,138)

                                                      ----------     ----------
NET (DECREASE) INCREASE IN CASH                         (55,025)        39,794

CASH AT BEGINNING OF PERIOD                              68,839          4,275
                                                      ----------     ----------

CASH AT END OF PERIOD                                 $  13,814      $  44,069
                                                      ==========     ==========


SUPPLEMENTAL DISCLOSURES
     Interest paid                                    $ 116,438      $ 148,004
     Income tax paid                                    124,166         61,175
     Non Cash Items:
         Preferred stock dividends accreted               22,675         27,222

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these financial statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at February 28, 2003, and for the period then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the Company's annual financial statements and notes thereto, for the year ended May 31, 2002, contained in the Company's Form 10-KSB, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three-month and nine-month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for the full year.


NOTE 2.  STOCK BASED COMPENSATION AND NET EARNINGS PER SHARE

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety.

During the quarter ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under this accounting standard, the effect of equity instruments is excluded whenever the impact on earnings per share would be anti-dilutive.

                                                           INFORMATION NEEDED TO CALCULATE BASIC EARNINGS PER SHARE

                                                        For the Three Months Ended          For the Nine Months Ended
                                                                    February 28,                   February 28,
                                                                 2003         2002              2003        2002
                                                              ----------   ----------        ---------   ---------
Net income                                                    $  128,792   $   44,977        $ 334,487   $ 248,829
Preferred stock dividends accreted                                (7,114)      (7,776)         (22,675)    (27,222)
                                                              ----------   ----------        ---------   ---------
Net income available to common shareholders                   $  121,678   $   37,201        $ 311,812   $ 221,607
                                                              ==========   ==========        =========   =========

Average number of common shares outstanding                    1,982,441    1,789,441        1,982,441   1,789,441
Average number of Class B common stock outstanding               211,551      211,551          211,551     211,551
                                                              ----------   ----------        ---------   ---------
Average shares used in basic EPS calculation                   2,193,992    2,000,992        2,193,992   2,000,992
                                                              ==========   ==========        =========   =========

Basic income per share (EPS)                                  $     0.06   $     0.02        $    0.14   $    0.11
                                                              ==========   ==========        =========   =========

                                                           INFORMATION NEEDED TO CALCULATE DILUTED EARNINGS PER SHARE

                                                        For the Three Months Ended          For the Nine Months Ended
                                                                    February 28,                   February 28,
                                                                 2003         2002              2003        2002
                                                              ----------   ----------        ---------   ---------
Basic income                                                  $ 121,678    $   37,201        $ 311,812   $ 221,607
Preferred stock dividends accreted*                               7,114         -              -                 -
                                                              ----------   ----------        ---------   ---------
Net income after accretion of dividends                       $ 128,792    $   37,201        $ 311,812   $ 221,607
                                                              ==========   ==========        =========   =========

Average number of common shares outstanding                    1,982,441    1,789,441        1,982,441   1,789,441
Average number of Class B common stock outstanding               211,551      211,551          211,551     211,551
Effect of common stock equivalents                                71,192       51,114           81,420     106,807
Effect of preferred convertible stock*                           176,786            -                -           -
                                                              ----------   ----------        ---------   ---------
Average shares used in Diluted EPS calculation                 2,441,970    2,052,105        2,275,412   2,107,799
                                                              ==========   ==========        =========   =========

Diluted income per share (EPS)                                $     0.05    $    0.02        $    0.14   $    0.11
                                                              ==========   ==========        =========   =========

* To the extent that the effect of preferred stock dividends accreted, common stock equivalents, and the preferred convertible stock are anti-dilutive, they are not included in the diluted earnings per share calculation. For the three-month period ended February 28, 2002, amounts excluded were $7,776 of accreted dividends and 176,786 of common shares from preferred convertible stock. For the nine-month period ended February 28, 2003 and 2002, amounts excluded were $22,675 and $27,222 of accreted dividends respectively, 176,786 and 176,786 of common shares from preferred convertible stock respectively.

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:

                                         FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                FEBRUARY 28,                            FEBRUARY 28,
                                    -------------------------------------   -------------------------------------
                                           2003              2002                  2003              2002
                                    -------------      ------------------   -------------      ------------------
Net income, as reported              $    128,792      $      44,977         $    334,487      $    248,829
Add:  Stock based employee
  compensation expense
  included in reported net
  income, net of related
  tax effects                                   -                  -                    -                 -
Deduct: Total stock-based
  employee compensation
  expense determine under fair
  value based method for all
  awards, net of related tax
  effects                                  (2,950)            (5,715)            (8,851)          (17,145)
                                    -------------      -------------      -------------      -------------
Pro forma net income                 $    125,842      $      39,262      $     325,636      $     231,684
                                    =============      =============      =============      =============
Earnings per share:
    Basic - as reported              $       0.06      $        0.02      $        0.14      $        0.11
                                    =============      =============      =============      =============
    Basic - pro forma                $       0.05      $        0.02      $        0.14      $        0.10
                                    =============      =============      =============      =============
    Diluted - as reported            $       0.05      $        0.02      $        0.14      $        0.11
                                    =============      =============      =============      =============
    Diluted - pro forma              $       0.05      $        0.02      $        0.13      $        0.10
                                    =============      =============      =============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report, including without limitation the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions using currently available information. All statements other than statements of historical fact regarding our financial position, business strategy, management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "plan," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to PML or its management, are intended in part to help identify forward-looking statements. Although PML believes that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that will cause our actual results to differ from our expectations as indicated in the forward-looking statements, and those deviations may be material and adverse. These risks and uncertainties include our ability to maintain or expand our market share and production capabilities and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other businesses that produce products similar to ours; our ability to obtain additional debt financing as needed and on acceptable terms; customer acceptance of new products; the regulatory environment in which we operate; and general trends in the local, regional and national economies of the United States and Canada. You should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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

The Canadian currency exchange rate, following some significant downward fluctuations in recent years, improved during the three-month period ended February 28, 2003. At the beginning of this three-month period, the Canadian currency exchange rate stood at $0.641, and at February 28, 2003, the exchange rate stood at $0.674.

Net Canadian currency exchange gains in the three-month period ended February 28, 2003, were approximately $40,000 compared to Canadian currency exchange losses of approximately $32,000 for the same period of fiscal 2002. For the nine-month period ended February 28, 2003, Canadian currency exchange gains were approximately $19,100 compared to Canadian currency exchange losses of approximately $56,000 for the same period of fiscal 2002. The Company does not engage in hedging or other risk management transactions to minimize currency exchange risk and we do not expect to engage is such transactions in the future.

RESULTS OF OPERATIONS

GENERAL

In the three-month and nine-month periods ended February 28, 2003, of fiscal 2003, the Company is showing improvements in operating results over the same periods of fiscal 2002. Net income increased 186% or approximately $83,800 over the same three-month period of fiscal 2002, and 34% or approximately $85,600 over the same nine-month period of fiscal 2002. Income before taxes increased 102% or approximately $104,700 over the same three-month period of fiscal 2002, and 34% or approximately $138,000 over the same nine-month period of fiscal 2002. The Company's sales improved 10% in this three-month period ended February 28, 2003, over the same period of fiscal 2002, however, the Company's manufacturing efficiencies declined below the levels achieved in fiscal 2002, but with improved sales, the Company's gross profit improved 7.5% or approximately $96,600 over the same period of fiscal 2002. Operating expenses increased in the three-month period ended February 28, 2003, over the same period of fiscal 2002, and management attributes these increased costs to the Company's expanded sales and marketing program previously reported in the Company's first and second quarter 10-QSB reports of fiscal 2003. Other income and expense improved significantly mainly due to lower interest rates charged against the Company's lending facility and from improvements realized in the Canadian currency exchange rate discussed above under "Canadian Exchange".

In the nine-month period ended February 28, 2003, sales improved 2.4% when compared to fiscal 2002, while manufacturing costs stayed the same as a percentage of sales when compared to the same period of fiscal 2002, and the Company's gross profit stayed the same as a percentage of sales when compared to the same period of fiscal 2002. Operating expenses increased when compared to the same period of fiscal 2002, and as previously discussed, is attributed to the Company's expanded outside sales and marketing program and support structure. Other income and expense continues to improve over the same period of fiscal 2002 due to lower borrowings and interest rates, improvements in the Canadian currency exchange rates and, as previously reported, the first quarter of fiscal 2002 contained $31,400 of costs associated with the settlement of a legal action against the Company.

The following table presents the percentage relationship that certain items in the Company's Consolidated Statements of Operations bear to net sales for the periods indicated.

                                                    Three Months Ended                   Nine Months Ended
                                             February 28,      February 28,       February 28,      February 28,
                                             ------------      ------------       ------------      ------------

                                                   2003              2002             2003              2002
                                                   ----              ----             ----              ----
Net Sales                                         100.0%            100.0%           100.0%            100.0%
Cost of Goods Sold                                 59.4              58.5             58.9              58.9
                                                 ------            ------           ------            ------
Gross Profit                                       40.6              41.5             41.1              41.1
Operating Expenses                                 34.8              36.0             35.0              34.8
                                                 ------            ------           ------            ------
Operating Income  5.8                               5.5               6.1              6.3
Other (Income)/Expense                             (0.3)              2.1              0.6               2.2
                                                --------          -------           ------           -------
Income before income taxes                          6.1               3.4              5.5               4.1
Income tax expense                                  2.3               1.9              2.1               1.6
                                                -------           -------           ------            ------
Net Income                                          3.8%              1.5.%            3.4%              2.5%
                                                =======           ========          =======           =======

THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO FEBRUARY 28, 2002

Sales in this three-month period increased 9.8% or approximately $301,500 over the same period of fiscal 2002. This improvement in sales supports management's decision to expand the Company's outside sales team as reported in the Company's fiscal 2003 first quarter 10-QSB, to penetrate the environmental monitoring and sterility testing markets within the pharmaceutical, food, beverage, and biotechnology industries.

Cost of goods sold as a percentage of sales increased to 59.4% in this three-month period compared to 58.5% for the same period of fiscal 2002. Management attributes these increased costs to vendor surcharges past on to the Company impacting two specific areas. First, the cost of petroleum based products materially increased due to raising oil prices that directly affected product used by the Company. Second, raw materials freight materially increased as a direct result of rising fuel prices. However, management believes that these costs will not continue and efficiency levels achieved in fiscal 2002 will again be reached in fiscal 2003.

Operating expenses increased 6.3% or approximately $70,000 in this three-month period over the same period of fiscal 2002, and as explained above under "General", management attributes these increased costs to the Company's expanded sales and marketing program. However, operating expenses as a percentage of sales decreased to 34.8% compared to 36.0% for the same period of fiscal 2002.

Other expenses decreased 118% or approximately $78,000 from the same period of fiscal 2002 due to lower borrowing requirements by the Company coupled with decreasing interest rates, and significant improvements in the Canadian currency exchange rates as discussed in "Canadian Exchange" above.

NINE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO FEBRUARY 28, 2002

Sales for this nine-month period increased 2.4% or approximately $232,800 over the same period in fiscal 2002, and as discussed above, this improvement is attributed to the Company's expanded sales and marketing program.

Cost of goods sold as a percentage of sales remained the same at 58.9% of sales in this nine-month period compared to the same period of fiscal 2002. Management believes that it can improve these levels of manufacturing efficiencies bringing them to levels achieved in fiscal 2002.

Operating expenses increased 3% or approximately $100,500 in this nine-month period over the same period of fiscal 2002, and as discussed above these increased costs are primarily attributed to the Company expanding its outside sales and marketing program. As a percentage of sales Operating expenses increased to 35.0% in this nine-month period compared to 34.8% for the same period of fiscal 2002, and management is confident that these costs, as a percentage of sales, will improve back to the levels achieved in fiscal 2002.

Other expenses decreased 70% or approximately $147,500 from the same period of fiscal 2002 due primarily to lower borrowing requirements coupled with decreasing interest rates, significant improvements in the Canadian currency exchange rate as explained above, and as previously mentioned, fiscal 2002 contained $31,400 of costs associated with the settlement of a legal action brought.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations over the years principally through funds generated from operations and bank loans. Net cash provided by operating activities was $404,739 in the first nine months of fiscal 2003 compared to net cash provided by operating activities of $416,376 in the same period of fiscal 2002. Net cash used in investing activities was $579,353 in the first nine months of fiscal 2003 compared with $349,444 used in the same period of fiscal 2002. The expenditures in the first nine months of fiscal 2003 were mainly for facility improvements and manufacturing equipment purchases and replacement of aging equipment at our Wilsonville, Oregon and Toronto, Canada manufacturing facilities. Cash from financing activities, including net repayments toward our existing credit line of $69,723, increases of $314,705 in long-term debt, repayments of existing debt obligations of $135,674, payments toward accreted dividends of $71,853 and proceeds from stock options exercised, resulted in net cash provided of $119,589 in the first nine months of fiscal 2003. This compares to net cash used of $27,138 from financing activities in the same period of fiscal 2002.

The ratio of current assets to current liabilities is 1.11 at February 28, 2003, compared to 1.07 at May 31, 2002. Quick liquidity (current assets less inventories to current liabilities) is 0.63 at February 28, 2003, and 0.59 at May 31, 2002. The Company had working capital of $408,081 at February 28, 2003, compared with working capital of $234,530 at May 31, 2002. Trade receivables at both February 28, 2003 and February 28, 2002, had a 52 days average collection period.

The Company has a revolving line of credit and a revolving equipment term loan. The line of credit has a maturity date of November 30, 2004. The amount available under the line of credit is limited to $2,500,000 based upon 80% of eligible accounts receivable and 40% of eligible inventory not to exceed $600,000, at the end of each reporting period. The revolving equipment term loan has a limit of $500,000. Each drawdown against the equipment term loan has a five-year amortization with an interest rate of lenders cost of funds plus 2%, fixed on the date of the drawdown. Both lines are secured with substantially all of the Company's assets, and will be repaid primarily out of the Company's receivable collections and other funds from operations. In the three-month period ended February 28, 2003, the Company was in compliance with all operating covenants required by its lender.

The Class A convertible preferred shares have a provision that calls for the accretion of dividends annually at a rate of prime plus 1.5%. As of February 28, 2003, accreted, but unpaid, dividends totaled $298,210. Upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, holders of Class A Convertible Preferred Shares shall have preference and priority over Common Shares, Class B Common Shares, Class D Common Shares, and other class of stock ranking junior to the Class A Convertible Preferred Shares for payment out of the assets of the Company or proceeds thereof available for distribution to stockholders of $100 per share plus all accrued and unpaid dividends. The holders of Class A Convertible Preferred Shares shall not be entitled to any other payments.

The Company may require additional capital to finance current operations, enhance or expand its manufacturing capacity in accordance with future developments in its business strategy, or for additional working capital for inventory and accounts payable. The Company also may seek additional funds through public or private debt or through bank borrowings.

     The Company's total debt structure at February 28, 2003 is as follows:

                                                                                    Long-Term       Current Portion
     Revolving credit line at prime plus 0.25%, (4.5% at
       February 28, 2003), due November 30, 2004                                $                $     1,629,001
     Equipment term loan accruing interest
       at 9.16%, due November 7, 2005                                                 23,458              11,916
     Equipment term loan accruing interest
       at 8.27%, due December 31, 2005                                                42,832              19,866
     Equipment term loan accruing interest
       at 4.25%, due June 30, 2006                                                    60,879              23,864
     Equipment term loan accruing interest
       at 4.25%, due February 28, 2008                                               131,642              33,064
     Capital Lease obligation due January 2005                                        13,931               9,820
     Note payable at 6%, due May 2005                                                 20,000              10,000
     Note payable at prime less .25%, (4.0% at February 28, 2003)
       Due May 1, 2010                                                               455,075              28,005
                                                                                    --------  ------------------
     Total Bank and Term debt                                                        747,817           1,765,536
     Notes payable to related parties                                                228,445             124,706
                                                                                    --------   -----------------
     Total long and short term debt                                             $    976,262     $     1,890,242
                                                                                   =========      ==============

Related party debt is made up of three notes. One unsecured note to Ron Torland accruing interest at 9.5% due in installments through October 2003, one unsecured note to the Torland Trust accruing interest at 9.5% due in installments trough June 2005 and one unsecured note to Definitive Diagnostics, Inc. (Ron Torland owner) accruing interest at 6.0% due in installments through August 2007.

CONTRACTUAL OBLIGATIONS
                                         Less
            Contractual                 than 1      1 - 3    4 - 5    after 5
            Obligations      Total       year       years    years     year
-------------------------  ----------  --------   --------  -------   -----
Long-Term Debt             $1,213,752  $ 73,874   $702,532  $193,407  $243,939

Capital Lease Obligations  $   23,751  $  9,820   $ 13,931

Operating Leases           $  607,775  $106,585   $488,917  $ 12,273    -0-

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

The $50,847 estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the accounts receivable aging categories are updated.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company occasionally has been made a party to incidental suits or other legal actions arising in the ordinary course of its business. In this three-month period ended February 28, 2003, there was no claims filed, and there are no current open suits against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended February 28, 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit           Description of Exhibit

99.1     Certification of Principal Executive Officer
99.2     Certification of Principal Accounting Officer

No 8-K filings were made during the quarter ended February 28, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PML, INC.
                                   (Registrant)

Date:  April 14, 2003              By:   /s/ Kenneth L. Minton
                                         -------------------------------------
                                         Kenneth L. Minton
                                         President and Chief Executive Officer

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

Date: April 14, 2003

                               /s/Kenneth L. Minton
                               --------------------
                                KENNETH L. MINTON
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


                               /s/Ronald E. Horne
                               ------------------
                                 RONALD E. HORNE
                                   CONTROLLER

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

/s/ KENNETH L. MINTON
---------------------
Kenneth L. Minton
President and Chief Executive Officer
PML, Inc
April 14, 2003

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

/s/ RONALD E. HORNE
-------------------
Ronald E. Horne
Controller
PML, Inc
April 14, 2003